Form 10-Q
period 1993-12-31
IMRS INC
filed 1994-02-14
CIK 878594

______________________________________________________________________
______________________________________________________________________

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549
                            _______________

                               FORM 10-Q

        _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1993

                                  OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

                           _________________

                    Commission File Number 0-19538

                              IMRS  INC.
        (Exact name of registrant as specified in its charter)


                               Delaware
                    (State or other jurisdiction of
               incorporation or organization) 06-1326879
                           (I.R.S. Employer
                          Identification No.)


          777 LONG RIDGE ROAD, STAMFORD, CONNECTICUT   06902
     (Address of principal executive offices, including zip code)

                            (203) 321-3500
         (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES  __X__                                              NO ____

      As of January 31, 1994, there were 7,100,368 shares of the Registrant's Common Stock, $.01 par value, outstanding.


______________________________________________________________________
______________________________________________________________________

                      IMRS Inc. and Subsidiaries

                               Form 10-Q



                               CONTENTS

PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1. Financial Statements (Unaudited)

 Condensed consolidated balance sheet - December 31, 1993
   and June 30, 1993                                                   2

 Condensed consolidated statement of income - three months ended
   December 31, 1993 and 1992; six months ended December 31, 1993
   and 1992                                                            3

 Condensed consolidated statement of cash flows -
   six months ended December 31, 1993 and 1992                         4

 Notes to condensed consolidated financial statements -
   December 31, 1993                                                   5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                              6



PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders           10

Item 6. Exhibits and Reports on Form 8-K                              10



SIGNATURES                                                            11




Fastar, FinalForm, Financial Intelligence, Hyperion, IMRS, IMRS OnTrack, and Micro Control are registered trademarks, and Hyperion Connect, Hyperion Financials, Hyperion SQL, IMRS Forms, and Visual Information Access are trademarks of IMRS Inc. All other trademarks and company names mentioned are the property of their respective owners.

For further information, refer to the IMRS Inc. annual report on Form 10-K for the year ended June 30, 1993.

                      IMRS Inc. and Subsidiaries

                 Condensed Consolidated Balance Sheet
                 (In thousands, except for share data)


                                                      DECEMBER 31, JUNE 30,
                                                         1993        1993
                                                      (Unaudited)   (Note)

 ASSETS
 Current assets:
 Cash and cash equivalents                                $28,100   $22,887
 Accounts receivable-net of allowances of $1,200           19,852    23,205
 Prepaid expenses and other current assets                  1,674       787
 Deferred income taxes                                      2,694     2,387

 TOTAL CURRENT ASSETS                                      52,320    49,266


 Property and equipment-at cost, less accumulated
   depreciation and amortization of $5,825 and $4,504       8,503     7,353

 Product development costs-at cost, less accumulated
   amortization of $1,584 and $1,103                        4,979     3,686

 Other intangible assets-at cost, less accumulated
   amortization of $2,690 and $2,408                          937     1,205

 Goodwill-at cost, less accumulated amortization
   of $406 and $341                                         2,197     2,270
 Deposits and other assets                                    829       791

 Total assets                                             $69,765   $64,571


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued expenses                    $ 5,042   $ 6,533
 Accrued employee compensation and benefits                 3,631     4,952
 Income taxes payable                                                   781
 Deferred revenue                                          13,876    10,815

 TOTAL CURRENT LIABILITIES                                 22,549    23,081

 Deferred income taxes                                      1,416       971

 Stockholders' equity:
 Preferred stock-$.01 par value;
 authorized-1,000,000 shares; none issued
 Common stock-$.01 par value; authorized-15,000,000
 shares; issued-9,259,963 and 9,074,384 shares                 93        91


 Additional paid-in capital                                43,088    40,634

 Retained earnings                                         16,253    13,400

 Currency translation adjustments                            (601)     (573)

 Treasury stock, at cost-2,160,420 shares                 (13,033)  (13,033)

 TOTAL STOCKHOLDERS' EQUITY                                45,800    40,519

 Total liabilities and stockholders' equity               $69,765   $64,571

Note: The balance sheet at June 30, 1993 has been derived from the audited financial statements at that date.

See accompanying notes.


                      IMRS Inc. and Subsidiaries

        Condensed Consolidated Statement of Income (Unaudited)
               (In thousands, except for per share data)


                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                          DECEMBER 31,          DECEMBER 31,
                                         1993       1992       1993      1992

REVENUES
Software licenses                     $10,377     $ 7,490    $17,304   $12,264
License renewals and services           8,859       6,475     17,284    12,932
Total revenues                         19,236      13,965     34,588    25,196

COSTS AND EXPENSES
Cost of revenues:
Software licenses                         473         363      1,009       764
License renewals and services           5,249       3,989     10,182     7,659
Sales and marketing                     5,789       4,227     10,675     7,812
Product development                     1,960       1,542      4,199     2,893
General and administrative              2,389       1,705      3,894     3,008
                                       15,860      11,826     29,959    22,136

OPERATING INCOME                        3,376       2,139      4,629     3,060

Interest income                           174         153        337       295
Interest expense                          (17)        (29)       (38)      (64)

INCOME BEFORE INCOME TAXES              3,533       2,263      4,928     3,291

Provision for income taxes              1,490         880      2,075     1,290

NET INCOME                           $  2,043    $  1,383   $  2,853  $  2,001


EARNINGS PER SHARE
   Primary                               $.26        $.18       $.37      $.27
   Fully diluted                         $.26        $.18       $.37      $.27

AVERAGE NUMBER OF SHARES OUTSTANDING
   Primary                              7,746       7,537      7,662     7,456
   Fully diluted                        7,779       7,595      7,743     7,546

See accompanying notes.


                      IMRS Inc. and Subsidiaries

      Condensed Consolidated Statement of Cash Flows (Unaudited)



                                                     SIX MONTHS ENDED
                                                       DECEMBER 31,
                                                      1993       1992
                                                       (In thousands)


CASH PROVIDED BY OPERATING ACTIVITIES              $ 8,253    $ 1,146

INVESTING ACTIVITIES
  Leasehold improvements and purchases of furniture,
  equipment and software                            (2,471)    (1,835)
  Product development costs                         (1,774)      (675)
  Acquisition of business                                      (1,442)
  Security deposits and other assets                             (200)
Cash used by investing activities                   (4,245)    (4,152)

FINANCING ACTIVITIES
  Principal payments on capital lease/notes payable    (84)       (95)
  Exercise of stock options by employees             1,317      1,559
Cash provided by financing activities                1,233      1,464

Effect of exchange rate changes                        (28)      (238)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     5,213     (1,780)
Cash and cash equivalents at beginning of period    22,887     22,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 28,100   $ 21,090



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Income taxes                                     $2,076       $365
   Interest                                             28         38

  See accompanying notes.

                      IMRS Inc. and Subsidiaries

   Notes to Condensed Consolidated Financial Statements (Unaudited)

                           December 31, 1993


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six-month periods ended December 31, 1993 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30,1993.

Earnings per share ("EPS") are calculated by dividing net income by the weighted average number of common and common equivalent shares
outstanding  during the period.  For primary EPS,  common   equivalent
shares are shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares assumed to be purchased by the Company with the proceeds obtained thereby at the average market price during the period. For the fully diluted EPS calculation, shares are assumed to be purchased by the Company at the higher of the average or period-end market price and, therefore, this calculation may include additional equivalent shares.

                      IMRS Inc. and Subsidiaries

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                        (Dollars in thousands)


OVERVIEW
- --------------------------------------------------------------------------

IMRS, incorporated in 1981, develops, markets and supports financial management applications for enterprise client/server environments. IMRS software addresses the diverse accounting, financial
consolidation, management reporting,   and  information  access
needs  of  large   corporations worldwide.   The  Company  designs
products specifically for network implementation, providing fast, multi-user access to centrally controlled and secure corporate data.

The Company derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial license fee for the software upon delivery and, subsequently, are billed an annual license renewal fee entitling them to routine support and product updates. IMRS licenses its products throughout the world primarily through a direct sales force. In certain territories outside of North America, products are licensed through independent distributors, including major accounting firms. The Company recognizes its net share of revenues generated by distributors.

The Company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent  on  the  volume  and  timing  of  the  signing  of  license agreements  and  product  deliveries during  the  quarter,  which  are difficult  to  forecast.  The Company's future operating  results  may fluctuate as a result of these and other factors, such as customer buying patterns, the timing of new product introductions and product upgrade releases, the Company's hiring plans, the scheduling of sales and marketing programs, and new product development. The Company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. The Company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the financial reporting and consolidation market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. Due to the relatively fixed nature of certain costs, including personnel and facilities costs, the decline in revenues in the first and third fiscal quarters typically results in lower profitability or may result in losses in these quarters. Total revenues and net income were $19,236 and $2,043, respectively, for the second quarter of fiscal 1994, and $15,352 and $810, respectively, for the first quarter of fiscal 1994.

                      IMRS Inc. and Subsidiaries

                Management's Discussion and Analysis of
       Financial Condition and Results of Operations (continued)
                        (Dollars in thousands)


RESULTS OF OPERATIONS
- --------------------------------------------------------------------------

REVENUES
                       Second Quarter Ended         Six Months Ended
December 31,            1993  CHANGE  1992         1993  CHANGE  1992
- -------------------- ------------------------   -----------------------
Software licenses    $10,377  38.5%  $7,490     $17,304  41.1%  $12,264
% of total revenues     53.9%          53.6%       50.0%           48.7%
- -------------------- -------------------------  ------------------------
License renewals and
services             $ 8,859  36.8%  $6,475     $17,284  33.7%  $12,932
% of total revenues      46.1%          46.4%      50.0%           51.3%
- -------------------- -------------------------  ------------------------


Software license revenues rose primarily as a result of an increase in the number of licenses sold. Demand for the Company's Windows-based products rose sharply. In the first half of 1994, Windows-based products licenses comprised 87.9% of the Company's total software license revenues, up from 36.5% for the corresponding period of fiscal 1993. While the Company intends to continue enhancing its DOS-based product, Micro Control, it expects this trend toward the Windows market to continue. Accordingly, the Company is extending its suite of integrated Windows-based, client/server products, including: IMRS Forms, form building and forms management software; Hyperion 1.8 ("Hyperion SQL") which allows for the use of Sybase SQL Server or Microsoft SQL Server for the Hyperion database, providing open access and scalability of hardware for server processing; and Hyperion Financials, a line of transaction-based accounting applications scheduled to be tested extensively by several customers beginning in the fourth quarter of fiscal 1994. IMRS Forms and Hyperion SQL were delivered in December 1993.

The increase in license renewal and service revenue is mainly attributable to the year to year growth of the Company's installed customer base.

Revenues generated from markets outside the United States for the first half of fiscal 1994 and 1993 were $8,688 and $8,845, or 25.1% and 35.1% of total revenues, respectively. The 1993 figure includes, among other typical size sales, a particularly large license sale from the UK market.




COST OF REVENUES
                       Second Quarter Ended         Six Months Ended
December 31,            1993  CHANGE  1992         1993  CHANGE 1992
- -------------------- ------------------------   -----------------------
Software licenses     $  473  30.3%   $  363    $ 1,009  32.1%  $  764
Gross profit %          95.4%           95.2%      94.2%          93.8%
- -------------------- ------------------------   -----------------------
License renewals and
services              $5,249  31.6%   $3,989    $10,182  32.9%  $7,659
Gross profit %          40.7%           38.4%      41.1%          40.8%
- -------------------- -------------------------  ------------------------

Cost  of  software license revenues consist primarily of: the cost  of
product   packaging  and  documentation  materials;  amortization   of
capitalized software costs; amortization of certain intangible assets related to business acquisitions; and royalty expenses. The increase
in the cost of software   license   revenues  resulted  principally
from the amortization of capitalized costs related to Hyperion version 1.5 and IMRS OnTrack

                      IMRS Inc. and Subsidiaries

                Management's Discussion and Analysis of
       Financial Condition and Results of Operations (continued)
                        (Dollars in thousands)




for Hyperion, which commenced upon the general release of the products to customers in the third and fourth quarters of fiscal 1993, respectively.

The increase in the cost of license renewal and service revenues was due primarily to additional staffing expense for both installation and ongoing support services.

OPERATING EXPENSES
                       Second Quarter Ended         Six Months Ended
December 31,            1993  CHANGE  1992         1993  CHANGE 1992
- -------------------- ------------------------   -----------------------
Sales & marketing     $5,789  37.0%   $4,227    $10,675  36.6%  $7,812
% of total revenues     30.1%           30.3%      30.9%          31.0%
- -------------------- ------------------------   -----------------------
Product  development  $1,960  27.1%   $1,542    $ 4,199  45.1%  $2,893
% of total revenues     10.2%           11.0%      12.1%          11.5%
- -------------------- ------------------------   -----------------------
General and
administrative        $2,389  40.1%   $1,705    $ 3,894  29.5%  $3,008
% of total revenues     12.4%           12.2%      11.3%          11.9%
- -------------------- ------------------------   -----------------------

The increase in sales and marketing expenses is primarily due to a net increase of sales personnel, greater overall marketing initiatives and an increase in commission costs directly associated with the significant increase in software license revenues.

The  increase  in  product  development expenses  reflects  additional
personnel   associated   with  expanded   research   and   development
activities.   In the first half of fiscal 1994 and 1993,  the  Company
capitalized    $1,774   and  $675  of  software   development   costs,
respectively, in accordance with Statement of Financial Accounting Standards, No. 86, "Accounting for the Costs of Computer Software to be
Sold,   Leased  or  Otherwise  Marketed"  ("FAS-86").    The   amounts
capitalized by the Company in 1994 and 1993 primarily relate to the Company's development of Microsoft Windows-based financial management applications for client/server environments and represented 29.7% and
18.9%,  respectively, of total product development  expenditures.   In
addition  to  IMRS  Forms,  Hyperion SQL and  Hyperion  Financials  as
mentioned   above,  various  other  development  and   major   product
enhancement projects, which costs are required to be capitalized under FAS-86, were in process during the six-month period ended December 31, 1993. Currently, Hyperion Financials represents the Company's largest development project. It began in February 1993 with the technology acquisition from MAI Systems Corporation. Capitalized software costs are amortized over the estimated useful life of the product, but not more than four years.

The increase in general and administrative expenses resulted from increases in personnel and professional services costs incurred to support the growth of the Company's overall operations, as well as an increase in the provision for doubtful accounts directly associated with the significant increase in revenues.

                      IMRS Inc. and Subsidiaries

                Management's Discussion and Analysis of
       Financial Condition and Results of Operations (continued)
                        (Dollars in thousands)


PROVISION FOR INCOME TAXES

The Company's effective income tax rate increased from approximately 39% to 42% as a greater portion of the Company's profits were earned in certain jurisdictions where the income tax rates are higher.

NET INCOME

As a result of the above factors, net income for the three and six-month periods ended December 31, 1993 increased to $2,043 or by 47.7% from $1,383 and $2,853 or by 42.6% from $2,001, respectively, for the corresponding periods of 1992.

The Company believes that inflation has not had a material effect on its results of operations.

Recently issued Financial Accounting Standards Board Statements, Nos. 106 and 112 regarding accounting for postretirement and postemployment benefits, will not have a material effect on the financial statements as the Company generally does not offer its employees such benefits.

LIQUIDITY AND CAPITAL RESOURCES

To  date,  the  Company has financed its business principally  through
positive   cash   flow  from  operations,  long-term  and   short-term
borrowings and sales of its Common Stock. For fiscal years 1991, 1992, and 1993 and for the six months ended December 31, 1993, the Company generated positive cash flow from operations of $5,845, $7,890, $7,343, and $8,253, respectively.

Cash used by investing activities amounted to $4,245 for the first half of fiscal 1994-$2,471 for leasehold improvements and purchases of equipment and software and $1,774 for product development costs.

Financing activities in the first half of fiscal 1994, including stock options exercised by employees and payment of short-term debt, generated cash of $1,233. In connection with the stock options exercised by certain of its employees (for a total of 185,579 common shares), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $1,140 for the six months ended December 31, 1993.

As of December 31, 1993, the Company had cash and cash equivalents of $28,100 and working capital of $29,771, no long-term debt, and its ratio of current assets to current liabilities was 2.3 to 1. The Company has long-term credit availability of $10,000 under a revolving credit facility. The Company anticipates capital expenditures of approximately $8,500 for its 1994 fiscal year, including $4,000 of capitalized product development costs.

The Company believes that funds generated from operations, existing cash balances and its available credit facility will be sufficient to finance the Company's operations for at least the next two years.

                      IMRS Inc. and Subsidiaries

                      Part II.  Other Information



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At IMRS's Annual Meeting of Stockholders held on November 10, 1993, the following proposals were adopted by the margins indicated:

1.To elect two members to the Board of Directors to serve for a three-year term or until their successors are duly elected and qualified.

                                      Number of Shares
                                     For          Withheld

     Marco Arese Lucini            4,682,625       35,200
     William W. Helman IV          4,682,625       35,200


2.To ratify the selection of the firm of Ernst & Young as independent auditors of the Company for the fiscal year ending June 30, 1994.


     For              4,714,825
     Against                200
     Abstain              2,800


3.To approve an amendment to the Company's 1991 Stock Plan increasing the number of shares of Common Stock authorized for issuance under the plan from 700,000 to 1,200,000 shares.


     For              3,049,245
     Against          1,017,746
     Abstain              4,178
     Broker Non-Votes   646,656


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


No exhibits are required.

The Company did not file any reports on Form 8-K during the three months ended December 31, 1993.

                      IMRS Inc. and Subsidiaries

                               Form 10-Q

          for the three-month period ended December 31, 1993



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         IMRS Inc.



                         S/LUCY RAE RICCIARDI                 2/11/94
                         ---------------------------------------------
                         Lucy Rae Ricciardi                       Date
                         Vice President-Finance
                         (principal financial and accounting officer)



                         S/JAMES A. PERAKIS                   2/11/94
                         ---------------------------------------------
                         James A. Perakis                         Date
                         Chief Executive Officer
                         (authorized officer)