Form 10-Q
period 1994-03-31
IMRS INC
filed 1994-05-16
CIK 878594

__________________________________________________________________________
__________________________________________________________________________


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                            _______________

                               FORM 10-Q

       __X__    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1994

                                   OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to  _____________

                           _________________

                     COMMISSION FILE NUMBER 0-19538

                               IMRS  INC.
         (Exact name of registrant as specified in its charter)



                   DELAWARE                           06-1326879
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)


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

   YES  __X__                                                   NO ____


       As of April 29, 1994, there were 7,104,643 shares of the Registrant's Common Stock, $.01 par value, outstanding.



__________________________________________________________________________
__________________________________________________________________________

                       IMRS Inc. and Subsidiaries

                               Form 10-Q



                                CONTENTS

PART I.  FINANCIAL INFORMATION                                   PAGE

Item 1. Financial Statements (Unaudited)

 Condensed Consolidated Balance Sheet - March 31, 1994
 and June 30, 1993                                                 2

 Condensed Consolidated Statement of Operations -
 Three Months Ended March 31, 1994 and 1993;
 Nine Months Ended March 31, 1994 and 1993                         3

 Condensed Consolidated Statement of Cash
 Flows - Nine Months Ended March 31, 1994 and 1993                 4

 Notes to Condensed Consolidated Financial
 Statements - March 31, 1994                                       5

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                      6


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                        12




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

                       IMRS Inc. and Subsidiaries

                  Condensed Consolidated Balance Sheet
                 (In thousands, except for share data)


                                                    MARCH 31,       JUNE 30,
                                                      1994            1993
                                                   (Unaudited)       (Note)

ASSETS
Current assets:
  Cash and cash equivalents                            $32,697        $22,887
  Accounts receivable-net of allowances of
  $1,100 and $1,200                                     16,228         23,205
  Prepaid expenses and other current assets              1,513            787
  Deferred income taxes                                  2,694          2,387

TOTAL CURRENT ASSETS                                    53,132         49,266


Property and equipment-at cost, less accumulated
 depreciation and amortization of $6,608 and $4,504      8,590          7,353
Product development costs-at cost, less accumulated
 amortization of $1,918 and $1,103                       6,115          3,686
Other intangible assets-at cost, less accumulated
 amortization of $2,839 and $2,408                         789          1,205
Goodwill-at cost, less accumulated amortization
 of $439 and $341                                        2,168          2,270
Deposits and other assets                                  861            791

Total assets                                           $71,655        $64,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                $ 5,702        $ 6,533
  Accrued employee compensation and benefits             3,247          4,952
  Income taxes payable                                      79            781
  Deferred revenue                                      14,121         10,815

  TOTAL CURRENT LIABILITIES                             23,149         23,081

  Deferred income taxes                                  1,416            971

  Stockholders' equity:
  Preferred stock-$.01 par value;
  authorized-1,000,000 shares; none issued
  Common stock-$.01 par value; authorized-15,000,000
  shares; issued-9,264,688 and 9,074,384 shares             93             91

Additional paid-in capital                              43,167         40,634

Retained earnings                                       17,456         13,400

Currency translation adjustments                          (593)          (573)

Treasury stock, at cost-2,160,420 shares               (13,033)       (13,033)


TOTAL STOCKHOLDERS' EQUITY                              47,090         40,519

Total liabilities and stockholders'equity              $71,655        $64,571


Note: The balance sheet at June 30, 1993 has been derived from the audited financial statements at that date.


See accompanying notes.

                       IMRS Inc. and Subsidiaries

       Condensed Consolidated Statement of Operations (Unaudited)

               (In thousands, except for per share data)



                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                      MARCH 31,               MARCH 31,
                                    1994       1993        1994        1993
REVENUES
 Software licenses               $  8,062  $  5,535     $25,366     $17,799
 License renewals and services      9,976     7,782      27,260      20,714

Total revenues                     18,038    13,317      52,626      38,513

COSTS AND EXPENSES
Cost of revenues:
   Software licenses                  664       405       1,673       1,169
   License renewals and services    5,855     4,454      16,037      12,113

Sales and marketing                 5,628     3,947      16,303      11,759
Product development                 2,464     1,873       6,663       4,766
Purchased research and development            2,600                   2,600
General and administrative          1,532     1,494       5,426       4,502

                                   16,143    14,773      46,102      36,909

OPERATING INCOME (LOSS)             1,895    (1,456)      6,524       1,604

Interest income                       192       143         529         438
Interest expense                      (24)      (23)        (62)        (87)
INCOME (LOSS) BEFORE INCOME TAXES   2,063    (1,336)      6,991       1,955


Income tax expense (benefit)          860      (515)      2,935         775

NET INCOME (LOSS)                $  1,203  $   (821)    $ 4,056     $ 1,180

EARNINGS (LOSS) PER SHARE
   Primary                       $    .15  $   (.12)    $   .53     $   .16
   Fully diluted                 $    .15  $   (.12)    $   .52     $   .16

AVERAGE NUMBER OF SHARES OUTSTANDING
   Primary                          7,821     6,883       7,715       7,265
   Fully diluted                    7,821     6,883       7,726       7,491

See accompanying notes.



                       IMRS Inc. and Subsidiaries

       Condensed Consolidated Statement of Cash Flows (Unaudited)



                                                    NINE MONTHS ENDED
                                                        MARCH 31,
                                                    1994         1993
                                                      (In thousands)


  CASH PROVIDED BY OPERATING ACTIVITIES          $15,148      $ 2,260


  INVESTING ACTIVITIES
  Leasehold improvements and purchases of
  furniture, equipment and software               (3,341)      (3,187)
  Product development costs                       (3,244)      (1,288)
  Acquisition of business                                      (1,761)
  Security deposits and other assets                             (300)
 Cash used by investing activities                (6,585)      (6,536)

  FINANCING ACTIVITIES
  Principal payments on capital lease/notes
  payable                                            (95)        (120)
  Exercise of stock options by employees           1,362        1,590
 Cash provided by financing activities             1,267        1,470

 Effect of exchange rate changes                     (20)        (234)

 INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       9,810       (3,040)

 Cash and cash equivalents at beginning of
 period                                           22,887       22,870

 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $32,697      $19,830




 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Income taxes                                  $2,326         $477
    Interest                                          28           59

 See accompanying notes.

                       IMRS Inc. and Subsidiaries

    Notes to Condensed Consolidated Financial Statements (Unaudited)

                             March 31, 1994


BASIS OF PRESENTATION
- - - - -------------------------------------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally
accepted  accounting  principles  for  complete financial   statements.
In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.
Operating results for the three and nine-month periods ended March 31, 1994 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
June 30, 1993.

Earnings per share ("EPS") are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. For primary EPS, common equivalent shares are shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares assumed to be purchased by the Company with the proceeds obtained thereby at the average market price during the period. For the fully diluted EPS calculation, shares are assumed to be purchased by the Company at the higher of the average or period-end market price and, therefore, this calculation may include additional equivalent shares. Because their effect would be antidilutive, common equivalent shares were excluded from the loss per share calculation for the three months ended March 31, 1993.

                       IMRS Inc. and Subsidiaries

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                         (Dollars in thousands)


OVERVIEW
- - - - --------------------------------------------------------------------------

IMRS, incorporated in 1981, develops, markets and supports financial management applications for enterprise client/server environments.
IMRS software addresses the diverse accounting, financial consolidation, management reporting and information access needs of large corporations worldwide. The Company designs products specifically for network implementation, providing fast, multi-user access to centrally controlled and secure corporate data.

The Company derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial license fee for the software upon delivery and, subsequently, are billed an annual license renewal fee, entitling them to routine support and product updates. IMRS licenses its products throughout the world primarily through a direct sales force. In certain territories outside of North
America, products are licensed through independent distributors, including major accounting firms. The Company recognizes its net share of revenues generated by distributors.

The Company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of license agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the timing of new product introductions and product upgrade releases, the Company's hiring plans, the scheduling of sales and marketing programs, and new product development. The Company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. The Company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the financial reporting and consolidation market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, the decline in revenues in the first and third fiscal quarters typically results in lower profitability or may result in losses in these quarters. Total revenues and net income were $19,236 and $2,043, respectively, for the second quarter of fiscal 1994, and $15,352 and $810, respectively, for the first quarter of fiscal 1994.

                       IMRS Inc. and Subsidiaries

                Management's Discussion and Analysis of
       Financial Condition and Results of Operations (continued)
                         (Dollars in thousands)


RESULTS OF OPERATIONS
- - - - -------------------------------------------------------------------------------

REVENUES

                               Third Quarter Ended       Nine Months Ended
                                    March 31,                 March 31,
                               1994   CHANGE  1993        1994  CHANGE   1993
- - - - --------------------------------------------------------------------------------
Software licenses             $8,062  45.7%  $5,535    $25,366   42.5%  $17,799
Percentage of total revenues    44.7%          41.6%      48.2%            46.2%
- - - - --------------------------------------------------------------------------------
License renewals and services $9,976  28.2%  $7,782    $27,260   31.6%  $20,714
Percentage of total revenues    55.3%          58.4%      51.8%            53.8%
- - - - --------------------------------------------------------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold. Demand for the Company's Microsoft Windows-based products rose sharply. In the first three quarters of 1994, Windows-based product licenses comprised 88.3% of the Company's total software license revenues, up from 39.6% for the corresponding period of fiscal 1993.
While the Company intends to continue enhancing its DOS-based product, Micro Control, it expects the trend toward the Windows market to continue. Accordingly, the Company has extended its suite of integrated Windows-based, client/server products, including IMRS Forms, form building and forms management software; Hyperion 1.8 ("Hyperion SQL") which allows for the use of Sybase SQL Server or Microsoft SQL Server for the Hyperion database, providing open access and scalability of hardware for server processing; and Hyperion Financials, a line of transaction-based accounting applications scheduled to be tested extensively by several customers beginning in the fourth quarter of fiscal 1994. IMRS Forms and Hyperion SQL were delivered in December 1993.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the Company's installed customer base. However, the increase was offset slightly due to the timing of the Company's annual user conference. That is, last year's conference and related revenues occurred in March, whereas this year's event was held in April.

Revenues generated from markets outside the United States for the first three quarters of fiscal 1994 and 1993 were $14,204 and $11,804, or 27.0% and 30.6%
of total revenues, respectively.

COST OF REVENUES

                               Third Quarter Ended       Nine Months Ended
                                    March 31,                 March 31,
                               1994   CHANGE   1993        1994  CHANGE    1993
- - - - --------------------------------------------------------------------------------
Software licenses             $  664  64.0%  $  405     $ 1,673  43.1%  $ 1,169
Gross profit percentage         91.8%          92.7%       93.4%           93.4%
- - - - --------------------------------------------------------------------------------
License renewals and services $5,855  31.5%  $4,454     $16,037  32.4%  $12,113
Gross profit percentage         41.3%          42.8%       41.2%           41.5%
- - - - --------------------------------------------------------------------------------

                       IMRS Inc. and Subsidiaries
                Management's Discussion and Analysis of
       Financial Condition and Results of Operations (continued)
                         (Dollars in thousands)



Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues resulted principally from the amortization of capitalized costs related to new products and product enhancements, which commenced upon the general release of the software to customers in the second half of fiscal 1993 and the second quarter of this year.

The increase in the cost of license renewal and service revenues was due primarily to additional staffing expense for both installation and ongoing support services.

OPERATING EXPENSES

                               Third Quarter Ended       Nine Months Ended
                                    March 31,                 March 31,
                               1994   CHANGE   1993        1994   CHANGE   1993
- - - - --------------------------------------------------------------------------------
Sales and marketing          $5,628   42.6%  $3,947     $16,303  38.6%  $11,759
Percentage of total revenues   31.2%           29.6%       31.0%           30.5%
- - - - --------------------------------------------------------------------------------
Product development          $2,464   31.6%  $1,873     $ 6,663  39.8%  $ 4,766
Percentage of total revenues   13.7%           14.1%       12.7%           12.4%
- - - - --------------------------------------------------------------------------------
General and administrative   $1,532    2.5%  $1,494     $ 5,426  20.5%  $  4,502
Percentage of total revenues    8.5%           11.2%       10.3%           11.7%
- - - - --------------------------------------------------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase of sales personnel, greater overall marketing initiatives and an increase in commission costs directly associated with the significant increase in software license revenues. The increase in product development expenses reflects additional personnel associated with expanded research and development activities. In the first three quarters of fiscal 1994 and 1993, the Company capitalized $3,244 and $1,288 of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86,
"Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("FAS-86"). The amounts capitalized by the Company in 1994 and 1993 primarily relate to the Company's development of Microsoft Windows-based financial management applications for client/server environments and represented 32.7% and 21.3%, respectively, of total product development expenditures. In addition to IMRS Forms, Hyperion SQL and Hyperion Financials, as mentioned above, various other development and major product enhancement projects, which costs are required to be capitalized under FAS-86, were in process during the nine-month period ended March 31, 1994. Capitalized software costs are amortized over the estimated useful life of the product, but not more than four years.

Currently, Hyperion Financials represents the Company's largest development project. It began in February 1993 with the technology acquisition from MAI Systems Corporation for $2,600. The substance of the transaction represented the purchase of research and development, and as such, is included as a one- time charge in the Company's third quarter 1993 operating results.

                       IMRS Inc. and Subsidiaries

                Management's Discussion and Analysis of
       Financial Condition and Results of Operations (continued)
                         (Dollars in thousands)



The charge had the effect of reducing the results of operations for the quarter and nine months ended March 31, 1993, by approximately $1,600 or $.21 per share.

The increase in general and administrative expenses resulted from increases in personnel and professional services costs incurred to support the growth of the Company's overall operations, as well as an increase in the provision for doubtful accounts directly associated with the significant increase in revenues.

INCOME TAXES

The Company's effective income tax rate increased from approximately 40% to 42%, as a greater portion of the Company's operations arose in certain jurisdictions where the income tax rates are higher.

NET INCOME

As a result of the above factors, operating results for the three and nine-month periods ended March 31, 1994 increased to a net income of $1,203 from a net loss of $(821), and to a net income of $4,056 from $1,180 (243.7%), respectively, for the corresponding periods of fiscal 1993.

The Company believes that inflation has not had a material effect on its results of operations. Recently issued Financial Accounting Standards Board Statements Nos. 106 and 112 regarding accounting for postretirement and postemployment benefits will not have a material effect on the financial statements, as the Company generally does not offer its employees such benefits.

LIQUIDITY AND CAPITAL RESOURCES
- - - - -------------------------------------------------------------------------------

To date, the Company has financed its business principally through positive cash flow from operations, long-term and short-term borrowings and sales of its Common Stock. For fiscal years 1991, 1992, and 1993, and for the nine months ended March 31, 1994, the Company generated positive cash flow from operations of $5,845, $7,890, $7,343 and $15,148, respectively.

Cash used by investing activities amounted to $6,585 for the first three quarters of fiscal 1994-$3,341 for leasehold improvements and purchases of equipment and software, and $3,244 for product development costs.

Financing activities in the first three quarters of fiscal 1994, including stock options exercised by employees and payment of short-term debt, generated cash of $1,267. In connection with the stock options exercised by certain of its employees (for a total of 190,304 common shares), the Company recognized
(as a credit to additional paid-in capital) an income tax benefit of $1,173 for the nine months ended March 31, 1994.

                       IMRS Inc. and Subsidiaries

                Management's Discussion and Analysis of
       Financial Condition and Results of Operations (continued)
                         (Dollars in thousands)


As of March 31, 1994, the Company had cash and cash equivalents of $32,697 and working capital of $29,983, no long-term debt, and its ratio of current assets to current liabilities was 2.3 to 1. The Company has long-term credit availability of $10,000 under a revolving credit facility. The Company anticipates capital expenditures of approximately $8,500 for its 1994 fiscal year, including $4,000 of capitalized product development costs.

The Company's occupancy requirements have increased, particularly as they relate to research and development activities. Accordingly, the Company is currently evaluating various expansion alternatives.

The Company believes that funds generated from operations, existing cash balances and its available credit facility will be sufficient to finance the Company's operations for at least the next two years.

                       IMRS Inc. and Subsidiaries

                      Part II.  Other Information




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are required.

The Company did not file any reports on Form 8-K during the three months ended March 31, 1994.

                       IMRS Inc. and Subsidiaries

                               Form 10-Q

            for the three-month period ended March 31, 1994



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         IMRS Inc.



                         S/LUCY RAE RICCIARDI                  5/10/94
                         ---------------------------------------------
                         Lucy Rae Ricciardi                       Date
                         Vice President-Finance
                         (principal financial and accounting officer)



                         S/JAMES A. PERAKIS                    5/11/94
                         ---------------------------------------------
                         James A. Perakis                         Date
                         Chief Executive
                         (authorized officer)