Form 10-K
period 1994-05-31
IMRS INC
filed 1994-09-28
CIK 878594

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                            ------------------------

  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(D)

             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     FOR THE FISCAL YEAR ENDED MAY 31, 1994
                                       OR
  [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
        FOR THE TRANSITION PERIOD FROM                TO

                            ------------------------

                          COMMISSION FILE NO. 6-19538

                                   IMRS INC.
               (Exact name of registrant as specified in Charter)

                        DELAWARE                                                04-1326879
             (State or other jurisdiction of                                   (IRS Employer
             incorporation or organization)                                 Identification No.)

                777 LONG RIDGE ROAD, STAMFORD, CONNECTICUT 06902
               (Address of principal executive offices)(Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 321-3500

                            ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, PAR VALUE $.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of September 15, 1994, there were 7,199,151 shares of the registrant's Common Stock, $.01 par value, outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates as of September 15, 1994 was approximately $251 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1994 Annual Report to Stockholders for the fiscal year ended June 30, 1994 are incorporated by reference in Part II hereof.

     Portions of the registrant's Proxy Statement for its 1994 Annual Meeting of
Stockholders, scheduled to be held on November 15, 1994, are incorporated by reference in Part III hereof.
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

Index to exhibits, page 16                                         Page 1 of 195

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     IMRS Inc. (the "Company") develops, markets and supports enterprise level financial applications for client/server environments. IMRS software addresses the diverse accounting, financial consolidation, management reporting, and information access needs of large corporations worldwide. The Company designs products specifically for network implementation, providing fast, multi-user access to centrally controlled and secure corporate data.

     IMRS, Hyperion, IMRS OnTrack, Executive Forum, Micro Control, FASTAR, FinalForm, Financial Intelligence, Retrieve-MC, Interactive/MC and TelePath are registered trademarks of the Company. Hyperion Connect, Hyperion Financials, Hyperion SQL, IMRS Forms, Visual Information Access, and OnRequest are trademarks of the Company. All other trademarks or tradenames referred to herein are the property of their respective owners.

INDUSTRY BACKGROUND

     Large corporations generate significant amounts of accounting, manufacturing, human resources, sales and marketing data. To be useful to senior executives, managers and analysts, such transactional data must be retrieved from a variety of financial and operational systems, then summarized and organized into meaningful business information that is consistent and easily accessible. The process of integrating the data is complicated because most large corporations use multiple accounting systems and transactional databases, conduct business in numerous locations and have diverse information requirements across functions and throughout the management hierarchy.

     Historically, corporations have attempted to collect, summarize, organize and present information from fragmented computer systems and transactional data sources in a number of ways. In many instances, business information reports are assembled manually with the aid of spreadsheets and using data from general ledgers and other operational systems. Additionally, many corporations have sought to automate business information systems through the use of mainframe or minicomputer software developed by their internal management information systems ("MIS") department. IMRS believes that these systems are becoming increasingly obsolete because they are inherently rigid in structure, slow in response time, expensive to maintain, and difficult to update when information requirements change. In addition, growing corporate competition has increased the demand for more comprehensive and timely business information that is accessible throughout the corporation.

     Recent advances in computer and networking technology have allowed business information processing at large corporations to be moved to local area networks ("LANs") of personal computers. This trend in down-sizing corporate computing has gained momentum as a result of improvements in PC processing speeds and memory capacity and the widespread acceptance of LANs. Local area and enterprise-wide networks have significantly increased the ability to share information among users throughout an organization. While MIS departments were initially slow to adopt LAN technology, they now view networked PCs as a strategic element of information management. LAN-based solutions are becoming accepted as an important means of decreasing computing costs while improving the flow, accessibility and usefulness of corporate information. Additionally, the flexibility of new client/server architectures has led to MIS adoption of new technologies at a faster pace. Client/server computing takes advantage of the power of desktop computers by appropriately segregating user interface and application processing tasks between separate client and server machines.

     The need for better business information, combined with the acceptance of PCs and network computing, has created a significant market opportunity for a new class of information software designed to operate on this platform. Most financial analysts and accountants and many executives rely on personal computers for analysis and forecasting through the use of spreadsheets. While spreadsheets and other PC software tools have been used to perform some corporate business information tasks, they have limited capability for information sharing and lack the necessary controls to ensure corporate consistency. Existing custom or packaged software for mainframes or minicomputers is impractical to modify for network computing because it is based on operating systems and architectures which are incompatible with PCs and lack the ease of use of PC software. The Company's experience since 1981 in developing and marketing business information management software for PCs and networks positions it well for this market.

STRATEGY

     The Company's objective is to be the leading provider of enterprise level financial management solutions to large, multi-divisional or multi-location companies worldwide. Within a corporation, headquarters and remote feeder systems, primarily mainframe and minicomputer-based, download data to IMRS software, which manages the transfer of information to a network server database. Senior executives, managers, analysts and other users may then access business information through the appropriate IMRS software user interface.

     IMRS focuses on designing network-based applications that are easy to implement and operate. The Company's products are designed to be flexible, easy to maintain, cost-efficient, fast, functionally complete and integrated with popular general purpose spreadsheets. The Company will continue to enhance its functionally rich DOS product line, and extend its suite of integrated Microsoft Windows-based, client/server products. The Company believes that its financial reporting and consolidation solutions are well established in the financial and corporate offices of multinational enterprises. And, accordingly, with the introduction of Hyperion Financials, a line of integrated transaction-based accounting management products, IMRS believes it is well positioned to participate in this emerging client/server, accounting applications market. Hyperion Financials, which are scheduled for commercial release beginning in calendar year 1995, will include Microsoft Windows-based: general ledger, accounts payable, accounts receivable, fixed asset management and purchasing modules plus toolkit, report writer and system administrator modules.

     The Company believes that client/server and networked personal computing have become a standard direction for the largest and best known companies in the world. These technologies, when coupled with software that reflects applications expertise, produce clear and immediate benefits to an organization.

     The Company's strategy to achieve its objective includes the following elements:

     Increase Penetration of Financial Reporting Market. The Company believes that approximately 15% of potential customers have purchased network-based financial consolidation and reporting software. The Company intends to further its penetration in this market and expand its leadership position by enhancing its current products and dedicating significant resources to sales, marketing, support and new product development.

     Leverage Existing Market Leadership Position. The Company believes that the core of a complete business information system is financial consolidation and reporting because much of the data that executives use relates to a company's internal financial information. The Company believes that its established strength in providing financial reporting solutions places it in a strong position to market its financial information management applications to both new and existing customers.

     Focus on Leading Network and Software Technologies. IMRS is committed to the development of network-based software for business information applications. The Company has products designed to run in the Microsoft Windows environment and others designed to run on Microsoft's DOS operating system, all of which are compatible with widely-used LANs. The Company intends to enhance its existing products and develop new products linked to emerging software standards, including Windows NT and Sybase SQL server.

     Design Applications for Specific Business Information Needs. The Company's product line is designed specifically for business information data collection, consolidation and presentation. IMRS products have pre-programmed functionality, reducing implementation time. This orientation to specific tasks results in superior processing speed for fast consolidation and access to data. The use of application specific, as opposed to general purpose, databases optimizes performance on high volume networked applications. Hyperion SQL, which was released in fiscal year 1994, offers an industry standard SQL database as an option.

     Design for Ease of Implementation and Ease of Use. The Company's products are designed for an end-user role in implementation and maintenance, with minimal training. Application expertise is built into products and is also provided by the Company through consulting services. Following implementation, customers are able to operate self-sufficiently with trained administrators at headquarters locations and independent end-users at headquarters and at remote sites.

     Maintain Direct Sales and Support Relationships. Unlike many other PC software companies, the Company licenses its products throughout the world primarily through a direct sales force. In certain territories outside of North America, products are licensed through independent distributors, including major accounting firms. IMRS often provides installation and post-sale consulting support to build long-term customer relationships.

     Generate Follow-on Revenues. The Company generates revenues from existing customers through the licensing of additional sites, the introduction of new products and license renewal fees. In addition, sales of services to existing customers represents a significant portion of the Company's total service revenues. Follow-on revenues leverage sales and marketing resources and strengthen the Company's relationships with its customers.

PRODUCTS AND SERVICES

     The Company's product line provides executives, managers, analysts and accountants with the capability to collect, process, report and analyze business information. The Company's Hyperion, Micro Control and FASTAR products consolidate and report financial and other business data; IMRS OnTrack is a complete Visual Information Access software product; and IMRS Forms and FinalForm are used to design, implement and control forms for detailed and consistent data collection. The Company also offers installation, training, consulting and support services.

PRODUCTS

     Hyperion. Hyperion, released in July 1991 and now in its third major release, is an advanced business information consolidation and reporting product designed to take advantage of the capabilities of the Microsoft Windows graphical operating environment. The Company began development of Hyperion in mid-1988 as a new product that combines powerful consolidation and reporting capabilities with an open architecture and administrative ease of use made possible through the graphical user interface of Windows. Hyperion reflects the Company's twelve years of experience in financial and business information software, and is targeted to corporations that have committed to a Windows standard and direction. The Company has provided a migration path to Hyperion for Micro Control or FASTAR users who may decide to adopt Windows, but intends to continue to offer both character-based and Windows products to the reporting and consolidation market. The Company derived approximately 56%, 22% and 4% of its worldwide total revenues from Hyperion licenses and related services during fiscal 1994, 1993 and 1992, respectively.

     A Hyperion headquarters site license is priced at $125,000 (Hyperion SQL -- $150,000), with reporting site licenses priced at $4,500 or less, depending on the number of sites.

     Micro Control. Micro Control was introduced in 1982 and is now in its seventh major release. Micro Control consolidates, reports and maintains, in one integrated database, a company's financial and statistical reporting information, including actual, budget, forecast, plan and prior years' data. The Company derived approximately 27%, 56% and 75% of its worldwide total revenues from Micro Control licenses and related services during fiscal 1994, 1993 and 1992, respectively.

     Micro Control enables a financial staff to independently manage the collection, consolidation, analysis and reporting of financial data without the need for technical training. Information can be automatically loaded from various sources, including mainframe or minicomputer-based general ledgers and from spreadsheets. Reporting locations enter and validate information and transmit it to headquarters through a wide area network, local area network or direct PC-to-PC. Consolidation, currency conversions, intercompany eliminations and expense allocations are performed automatically by Micro Control. Security and audit trail features are also provided.

     The Company offers several complementary Micro Control modules. Through Retrieve-MC and Retrieve MC/XL, Micro Control users can link directly to Lotus 1-2-3 and Microsoft Excel, respectively, for further data manipulation and analysis. TelePath allows menu-driven on-screen report building. Chartbuilder provides a method for quick and easy creation and maintenance of a Micro Control system.

     A Micro Control headquarters site license is priced at $95,000, and it allows for an unlimited number of computers at the site to run the software. Reporting site licenses are $3,500 per site or less, depending on the number of sites.

     FASTAR. FASTAR, acquired in 1989 in connection with the Company's acquisition of Corporate Class Software, Inc., is a spreadsheet-based financial consolidation and reporting system. FASTAR incorporates many of the same consolidation and reporting features as Micro Control, but is targeted to organizations oriented to a spreadsheet-based solution. It provides significant ease of use and learning advantages for companies with a large investment in Lotus 1-2-3. While financial reporting in Micro Control is based on a chart of accounts, FASTAR uses financial schedules as the primary data interface and uses cell/range-based logic consistent with Lotus 1-2-3 conventions. FASTAR uses Lotus 1-2-3 as both an input and output reporting mechanism, and a corporation's existing Lotus 1-2-3 spreadsheets may be used as templates for FASTAR schedules. FASTAR is designed to allow consolidation of financial results from diverse locations, with reporting and query capabilities at all levels. Control is realized through password protection and on-line data and validity checks. FASTAR allows communication of information between remote sites and headquarters.

     A FASTAR headquarters site license is priced at $75,000, and it allows for up to thirty computers to use the software. Reporting site licenses are $3,000 per site or less, depending on the number of sites.

     IMRS OnTrack. IMRS OnTrack, introduced in 1989 and now in its third major release, is a Microsoft Windows-based, Visual Information Access product. IMRS OnTrack provides senior executives, managers and analysts with access to business information through an attractive, intuitive user interface. Presentation of information from a variety of sources, which may include one of the Company's financial reporting software products, is easily accomplished through a set of Windows-based system administration facilities. Information from mainframe or network-based systems, such as marketing, sales, human resources or production data, and external information, such as stock price quotations or economic data, may also be incorporated. Graphics and spreadsheets are easily integrated. A key benefit to IMRS OnTrack is greatly reduced development and maintenance effort in comparison to traditional mainframe-based systems.

     The Company's Executive Forum product, a module that works within IMRS OnTrack, was released in October 1991. This product was developed in cooperation with Lotus Development Corporation and integrates IMRS OnTrack with Lotus Notes, a LAN-based group communications software product. Executive Forum permits users to share analysis and comments related to the business information presented in IMRS OnTrack through use of a Lotus Notes database.

     OnRequest, another IMRS OnTrack module was released in June 1992. OnRequest incorporates Trinzic Corp.'s Forest and Trees product into IMRS OnTrack, providing access to a number of SQL databases.

     An IMRS OnTrack license for system administration and including 10 end users is priced at $65,000. An Executive Forum headquarters license is priced at $15,000 and includes 10 users and 10 copies of Lotus Notes. An OnRequest license for application development, including 10 end user versions of Forest and Trees, is priced at $15,000.

     FinalForm. FinalForm, a Microsoft DOS-based product introduced in 1987, is used to design, implement and control forms for detailed and consistent data collection. FinalForm permits headquarters staff to design forms for data entry and to control submission and collection of forms. Major features of FinalForm include validation procedures embedded within data entry forms, distribution of forms to field locations and cross-validation of multiple forms. FinalForm can be used to build such self-contained applications as tax reporting, product tracking and financial reporting schedules and to cross-validate data between applications. FinalForm is frequently integrated with one of the Company's financial reporting software products, providing expanded data entry and control capabilities.

     A headquarters site license for FinalForm is priced at $40,000, with remote locations priced at $1,000 per site.

     IMRS Forms. IMRS Forms, commercially released in fiscal year 1994, is a Microsoft Windows-based product used to control a full range of data collection and forms management functions. IMRS Forms supports financial workflow by accelerating and securing data collecting and transferring procedures. It provides customers with the ability to design custom forms for detailed data entry and transfer data into IMRS Forms from virtually any corporate database.

     A headquarters site license for IMRS Forms is priced at $60,000, with remote locations priced at $1,500 per site.

SERVICES

     The Company provides design consulting and implementation support for its products and their operation on LANs and offers a range of administrator and end-user courses at its training facilities or at the customer's site. Implementation, consulting and training services are not included in software license fees but are provided on a time and materials basis. This allows the customer to determine the level of support appropriate to its needs and permits the Company to provide high quality services on a profitable basis.

     Following product implementation, a customer receives support under its standard license renewal and maintenance fee and may choose, through payment of a retainer, to receive ongoing consulting services at a discount from standard rates. Under the terms of the Company's standard license agreement, customers pay a license renewal and maintenance fee 90 days after delivery of software and annually thereafter. The annual fee charged to a customer is generally a fixed percentage of the then-current list prices for the licensed software used by the customer (subject to a 10% limit on the permitted increase in any one year). This fee entitles customers to support, including a user hotline and electronic bulletin board, and to any updates and enhancements provided for their software. The Company's product support function provides a hotline, collects and evaluates requests for enhancement of products and together with the product management and planning group, coordinates the design, development and releases of new products and product enhancements.

     An active user group, including a steering committee and product enhancement sub-committees, works closely with the Company in helping to define product enhancement priorities and directions. A U.S. user group meeting, attended by over 1,200 users from 513 companies in April 1994, is held annually. Regional user meetings and product-specific focus groups are also scheduled periodically, including an annual European user group meeting.

CUSTOMERS AND APPLICATIONS

     The Company markets its products worldwide to multi-divisional or multi-locational organizations which have extensive operations and significant information management requirements. Examples of the use of IMRS products by the Company's clients include the following:

     - A leading international home appliance manufacturer and marketer has implemented Hyperion as part of its global financial information process re-engineering initiative. Operating in more than 120 countries, sites from around the world were previously faxing data to corporate headquarters, where the data was manually entered into spreadsheets. The entire process was "extremely tedious and prone to error," according to the company. Now, Hyperion is addressing the company's expanding global information requirements, providing easy access to data, direct links to spreadsheets and easy system maintenance, all within a Microsoft Windows-based computing environment.

     - A healthcare company eliminated tedious re-keying of data and dramatically reduced manual input by using Hyperion for its worldwide financial information requirements. An expanding presence in Europe and the addition of a new line of over-the-counter products required that the company keep track of an extensive amount of product data on a global basis. Essential business data of the company includes knowing where and when sales are made, products are introduced, and whether budgets are being achieved. Hyperion's flexible reporting, dynamic links to spreadsheet products, speed, and access to both detail and top-level data for more than 500 products is the cornerstone for this data.

   - IMRS software solutions are critical components in the budgeting and forecasting activities of a $2 billion services organization. Rapid growth over the last several years made system flexibility and control a paramount concern and, according to the company, IMRS products and services meet these requirements. With Microsoft Windows adopted as the company's standard operating environment, Hyperion currently downloads financial data into several critical databases. Before the Hyperion implementation, this process required 35 people; now, it is completed in less than a day, resulting in more time for analysis of the information.

     The Company has licensed its software to over 1,600 corporate headquarters customers. In the past three fiscal years, no one customer accounted for more than 10% of total revenues. The Company's customers include the following:

 COMPUTERS & SOFTWARE     FINANCIAL SERVICES & INSURANCE         COMMUNICATIONS
- - - ----------------------    -------------------------------    ----------------------
3COM                      Aetna                              AT&T
Amdahl                    American Express                   Bell Atlantic
AST Research              Bank of America                    BellSouth
AT&T/GSI                  The Bank of New York               Centel
Bull                      Chemical Bank                      GTE
Compaq Computer           Dean Witter                        ITT
Digital Equipment         Kemper Life                        ICL
Lotus Development         Metropolitan Life                  NYNEX
Novell                    National Westminster Bancorp       SNET
Wang                      Skandia                            Southwestern Bell
                          Shawmut Bank                       Sprint
                          Teacher's Insurance                Turner Broadcasting
                          USF&G

    CONSUMER GOODS                FOOD & BEVERAGE              UTILITIES & ENERGY
- - - ----------------------    -------------------------------    ----------------------
American Brands           Burger King                        AMOCO
Black & Decker            CPC International                  Arco Oil & Gas
Bristol Myers Squibb      Dannon                             BP Oil
Clairol                   Dole                               Canadian Occidental
Colgate-Palmolive         Hiram Walker -- Allied Vintners    Citizens Utilities
Eveready Battery          H.J. Heinz                         Conoco
Gillette                  Kraft General Foods                Mobil Oil
Goodyear                  Nabisco International              Northwest Utilities
Levi Strauss & Co.        Pepsi-Cola International           Pennzoil
Nike                      Reckitt & Colman                   Santa Fe Energy
Sony USA                  Sara Lee                           Southern California
Timex                                                         Gas
Whirlpool                                                    Tenneco

SALES AND MARKETING

     The Company has a direct sales force comprised of 77 sales personnel as of June 30, 1994. The Company supports its sales force with lead generation and marketing programs which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communication programs. The Company has sales offices at its headquarters in Stamford, Connecticut and in: Atlanta, Boston, Brussels, Calgary, Chicago, Dallas, Denver, Detroit, Frankfurt, Hong Kong, Houston, London, Los Angeles, Manchester, Milan, Newark, Ottawa, Paris, Philadelphia, Rome, St. Louis, San Francisco, Seattle, Tampa, The Netherlands, Toronto and Washington, DC. Product support and training are available as well through many of these locations.

     The Company markets its products outside of North America through a combination of subsidiaries and independent distributors. These distributors are managed through the Company's facility in Milan, Italy, which is staffed by fourteen Company employees. The Company has license and distribution agreements with independent distributors in: Australia, Austria, Japan, Mexico, New Zealand, Scandinavia, South Africa, Southeast Asia, Spain and Switzerland. The Company's distributors include affiliates of Arthur Andersen & Co. in Japan, Spain and Switzerland, and of KPMG Peat Marwick in Australia and New Zealand. The distributors generally maintain sales and service personnel dedicated solely to the Company's products. The distribution agreements between the Company and its distributors generally provide for the exclusive right to offer the Company's products within a territory, in return for royalties typically equal to 50% of license and license renewal fees. In each of its 1994, 1993 and 1992 fiscal years, approximately 29.3%, 27.8% and 20.0%, respectively, of the Company's total revenues were derived from sources outside of the United States.

     Because the Company generally ships its products shortly after license agreements are signed, the Company's software licensing backlog is typically small.

PRODUCT DEVELOPMENT

     To date, all of the Company's products have been developed by its internal staff except for FASTAR, which was acquired in connection with the Company's acquisition of Corporate Class Software, Inc., and portions of IMRS OnTrack and IMRS Forms. When developing a new product or enhancement, the Company works closely with current and prospective customers to determine their requirements. A user product enhancement committee, comprised of representatives of certain of the Company's customers, meets quarterly and advises the Company of their priorities for product development and enhancement, as well as product support service.

     The Company's current product development efforts are primarily focused on Hyperion Financials, and on maintaining the competitiveness of its current product line, including development of the next releases of Hyperion, Micro Control, IMRS OnTrack and IMRS Forms. The Company generally releases enhancements to its products every 12 to 18 months. As of June 30, 1994, the Company's product development was performed by 116 employees primarily located at its Stamford, Connecticut headquarters.

     During fiscal 1994, 1993 and 1992, the Company's product development expense, which is net of capitalized development costs, was $10,538,000, $7,029,000 and $5,398,000, or 12.5%, 11.5% and 11.7% of total revenues, respectively. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain development costs. During fiscal 1994, 1993 and 1992, the Company capitalized $4,009,000, $2,050,000 and $1,490,000, respectively, or 27.6%, 22.6% and 21.6% of total product development expenditures.

     In February 1993, the Company acquired, from MAI Systems Corporation, client/server accounting and related applications technology for $2,600,000. The substance of the transaction represented the purchase of research and development and, as such, is included as a one-time charge in the Company's 1993 operating results. The Company is using this technology to develop accounting software, including general ledger, accounts payable, accounts receivable, fixed assets and purchasing systems. Complementing Hyperion, the Company's existing Microsoft Windows-based financial information solution, these products will constitute Hyperion Financials, a fully integrated line of financial applications software designed for large company client/server environments. The accounting products are scheduled for commercial release beginning in calendar year 1995.

COMPETITION

     The principal competitive factors in the markets served by the Company include product quality and functionality, speed, reliability, ease of use, customer satisfaction, service, price, and vendor reputation and financial stability. The Company believes that its products currently compete favorably with respect to such factors, although it may be at a competitive disadvantage against companies with greater financial, marketing, service and support and technological resources.

     The Company experiences competition from applications software vendors and from software developed by the MIS departments of its potential customers. Many of the Company's potential customers utilize software developed internally for mainframes or minicomputers. The market for network-based business information software is still an emerging market and is not well established. As the market for the Company's products develops, additional competitors may enter the market and competition may intensify. Some of the Company's current and potential competitors have significantly greater development, marketing and capital resources than the Company. While IMRS is anticipating formidable competition with respect to Hyperion Financials, the Company believes the presence and acceptance of its existing financial management solutions in the marketplace will serve to establish the position of Hyperion Financials in the emerging client/server, transaction-based accounting applications market.

PROPRIETARY RIGHTS AND LICENSES

     The Company depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain information that the Company regards as proprietary. The Company also seeks to protect the source code of its products as a trade secret and as an unpublished copyright work.

     The Company distributes its products under software license agreements which grant customers a nonexclusive, nontransferable license to the Company products and contain terms and conditions prohibiting the unauthorized reproductions or transfer of the Company's products. The Company does not provide licensees with the source code for its products.

     Customers are billed an initial license fee for the software upon delivery and, subsequently, are billed an annual license renewal fee entitling them to routine support and product updates. The license renewal fee is typically calculated at a fixed percentage of the then-current price of all licensed software used by the customer, subject to a maximum year-to-year increase of 10%. After four years, the licensee may elect to cease paying annual license renewal fees and receive a perpetual fully paid license to use the licensed software in its then current form, without receiving future updates or product support. See "Services."

     The Company believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. In addition, the Company believes that the nature of its customers, the importance of the Company's products to them and their need for continuing product support reduce the risk of unauthorized reproduction.

EMPLOYEES

     As of July 31, 1994, the Company employed a total of 580 employees, including 139 in marketing and sales, 389 in product development, support and technical services, and 52 in management, administration and finance. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

     The executive officers of the Company are as follows:

          NAME              AGE                         POSITION
          ----              ---                         --------
James A. Perakis.........    50    President and Chief Executive Officer and Director
Terence W. Rogers........    52    Executive Vice President
David M. Sample..........    46    Senior Vice President
John N. Adinolfi.........    44    Vice President -- Marketing
Thomas E. Bell...........    40    Vice President -- Product Development
Gordon O. Rapkin.........    39    Vice President -- Product Management and Planning
Lucy Rae Ricciardi.......    52    Vice President -- Finance and Chief Financial
                                   Officer
Craig M. Schiff..........    39    Vice President -- Products and Services and
                                   Secretary

     Mr. Perakis has served as Chief Executive Officer and as a director of the Company since September 1985 and as President since December 1987. Mr. Perakis is also Chairman of the Board of Directors. From 1983 to September 1985, Mr. Perakis served as Senior Vice President and General Manager of Chase Decision Systems, a division of Interactive Data Corporation, a developer and marketer of mainframe software for planning and financial applications. From 1979 to 1983, Mr. Perakis was Chief Financial Officer of Interactive Data Corporation, a supplier of data and software to financial and corporate markets.

     Mr. Rogers was appointed Executive Vice President of the Company in August 1993. From August 1991 to August 1993, Mr. Rogers served as Vice President -- Communications Products Division of Lotus Development Corporation, a developer and marketer of applications software and information services. From April 1990 to August 1991, Mr. Rogers was Vice President -- Spreadsheet Development of Lotus. Prior to April 1990, Mr. Rogers served in a variety of senior development positions at IBM.

     Mr. Sample was appointed Senior Vice President of the Company in July 1993. From July 1986 to July 1993, Mr. Sample served as Vice President -- Sales of the Company. From 1978 to July 1986, Mr. Sample was associated with the Business Information Services Division of Control Data Corporation, most recently as a District Sales Manager.

     Mr. Adinolfi has served as Vice President -- Marketing of the Company since March 1987. Prior to March 1987, Mr. Adinolfi served in a variety of software and product management positions with Dun & Bradstreet.

     Mr. Bell was appointed Vice President -- Product Development of the Company in April 1994. From May 1991 to April 1994, Mr. Bell served first as Director of Software Architecture and later as Director of Programming of the Company. Prior to May 1991, Mr. Bell served as Director of Development with Must Software, a spin-off from Dun & Bradstreet.

     Mr. Rapkin was appointed Vice President -- Product Management and Planning of the Company in November 1992. From October 1988 to November 1992, Mr. Rapkin served as Vice President -- Product Development of the Company. From 1981 to October 1988, Mr. Rapkin served as Senior Director, Product Development of Comshare, Inc., an applications software company.

     Ms. Ricciardi has served as Vice President -- Finance and Chief Financial Officer of the Company since February 1990. From February 1988 to February 1990, Ms. Ricciardi served as Director of Finance of the Company. Prior to 1988, Ms. Ricciardi was associated with Dun & Bradstreet, most recently in its Acquisitions Analysis Group.

     Mr. Schiff has served as Vice President -- Products and Services of the Company since July 1985. Mr. Schiff originally joined the Company in July 1983. Prior to July 1983, Mr. Schiff served in a variety of customer service and support positions with General Electric Information Services.

ITEM 2.  PROPERTIES

     The Company's principal administrative, marketing and product development and support facilities are located in Stamford, Connecticut, where the Company leases approximately 73,600 square feet under several agreements that expire in fiscal 1996. The annual base rent (not including operating expenses, insurance, property taxes and assessments) is approximately $1,300,000 and is subject to an annual adjustment in accordance with the Consumer Price Index.

     The Company also leases regional office space for its local sales and service needs.

     On September 27, 1994, the Company agreed in principle to purchase an office facility in Stamford, Connecticut for $11.4 million. The Company has outgrown, particularly with respect to increases in research and development activities, the offices it currently leases in Stamford. The new location has approximately 140,000 square feet of existent office space and it offers the possibility of expansion.

     The purchase price is to be financed by the Connecticut Development Authority ("CDA," an agency of the State of Connecticut) through a $9.5 million mortgage loan, with Company funds to be used for the balance. In the interest of Connecticut-based jobs, the CDA has agreed to such financing over a 15 year period at LIBOR minus 2%, subject to, among other things: (i) the creation of a specified number of new Connecticut-based jobs, (ii) a ten year residency in the state, and (iii) the payment of the remaining unpaid principal at year ten. Violations of certain such covenants, if any, would result in additional interest charges and/or a penalty payment.

     The purchase transaction is subject to a third party's right of first refusal to acquire the property which right expires in October 1994, as well as the outcome of customary due diligence procedures, including independent appraisals of the property, and the execution of a definitive purchase and sale agreement. In the meantime, the Company continues its evaluation of various other expansion alternatives.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     See the section entitled "Common Stock Data," which is incorporated herein by reference, appearing on page 34 of the Company's 1994 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

     See the section entitled "Selected Consolidated Financial Data," which is incorporated herein by reference, appearing on page 12 of the Company's 1994 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference, appearing on pages 13 through 19 of the Company's 1994 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, which are incorporated herein by reference to the Company's 1994 Annual Report to Stockholders, are indexed herein under Item 14(a)(1) of Part IV. See also the financial statement schedules appearing herein, as indexed under Item 14(a)(2) of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the sections entitled "Election of Directors" and "Reports About Ownership of the Company's Common Stock," which are incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders. See also the section entitled "Executive Officers of the Company" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     See the section entitled "Compensation Information Concerning Directors and Officers," which is incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the section entitled "Principal Holders of Voting Securities," which is incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the section entitled "Certain Transactions," which is incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     (1) FINANCIAL STATEMENTS WHICH ARE INCORPORATED HEREIN BY REFERENCE TO THE COMPANY'S 1994 ANNUAL REPORT TO STOCKHOLDERS:
         Consolidated Balance Sheet as of June 30, 1994 and 1993.
         Consolidated Statement of Income for the years ended June 30, 1994, 1993 and 1992.
         Consolidated Statement of Stockholders' Equity for the years ended June 30, 1994, 1993 and 1992.
         Consolidated Statement of Cash Flows for the years ended June 30, 1994, 1993 and 1992.
         Notes to Consolidated Financial Statements.

     (2) FINANCIAL STATEMENT SCHEDULES, WHICH ARE INCLUDED AT THE END OF THIS
         REPORT:
         Schedule VIII -- Valuation and Qualifying Accounts
         Schedule IX -- Short-Term Borrowings
         All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

     (3) EXHIBITS:

EXHIBIT NO.                                        DESCRIPTION
- - - -----------       -----------------------------------------------------------------------------
      **3.1    -- Restated Certificate of Incorporation of the Company.
      **3.2    -- By-laws, as amended and restated, of the Company.
     **10.1    -- 1985 Incentive Stock Option Plan.
     **10.2    -- 1989 Stock Option Plan.
     **10.3    -- 1991 Stock Plan.
     **10.4    -- 1991 Employee Stock Purchase Plan.
     **10.5    -- 1991 Non-Employee Director Stock Option Plan.
     **10.6    -- Sub-Lease Agreement with Amstar Corporation for the lease of premises located at 777 Long Ridge Road, Stamford, CT
     **10.7    -- Sub-Lease Agreement with Citicorp North America, Inc. for the lease of premises located at 777 Long Ridge Road, Stamford, CT.

EXHIBIT NO.                                        DESCRIPTION
- - - -----------       -----------------------------------------------------------------------------
     **10.8    -- Sub-Lease Agreement with National Reinsurance Corporation for the lease of premises located at 777 Long Ridge Road, Stamford, CT.
    ***10.9    -- Amended and Restated Credit Agreement with The Bank of New York and the signatory banks thereto, dated as of May 1, 1992 (including forms of guaranty and security agreement, and pledge agreement).
    **10.10    -- Registration Rights Agreement among the Company and certain holders of Common
                  Stock of the Company, dated as of August 9, 1991
      10.11    -- Employment Agreement with James A. Perakis, dated as of August 1, 1993
      10.12    -- Employment Agreement with David M. Sample, dated as of July 1, 1994
      10.13    -- Employment Agreement with Lucy Rae Ricciardi, dated as of July 1, 1994.
      10.14    -- Employment Agreement with Craig M. Schiff, dated as of July 1, 1994.
      10.15    -- Employment Agreement with John N. Adinolfi, dated as of July 1, 1994
      10.16    -- Employment Agreement with Gordon O. Rapkin, dated as of July 1, 1994.
    **10.17    -- Agreement with Marco Arese Lucini, dated as of October 1, 1990.
    **10.18    -- Stock Option Agreement with Harry S. Gruner, dated as of December 22, 1989.
      10.19    -- Employment Agreement with Thomas Bell, dated as of July 1, 1994.
    **10.20    -- Form of Software License Agreement.
    **10.21    -- Consulting Agreement with Natcom Consulting Services Ltd., dated as of
                  January 1, 1988.
    **10.22    -- Consulting Agreement with Natcom Consulting Services Ltd., dated as of
                  January 1, 1991, and amendments thereto.
    **10.23    -- Software Development License Agreement with Teknedata S.R.L.
    **10.24    -- Lease with 1033 Washington Blvd. Associates, dated as of December 23, 1985 and amended thereto.
      10.25    -- [Reserved]
      10.26    -- [Reserved]
    **10.27    -- License Agreement with KPMG Peat Marwick Hungerfords Managements Consultants dated as of June 8, 1989.
    **10.28    -- Trademark and Tradename License Agreement with KPMG of Hong Kong.
    **10.29    -- License Agreement with IMRS Nordic dated as of January 1, 1989.
    **10.30    -- License Agreement with Prologic Decision Support (PTY) Ltd. dated as of March
                  28, 1991.
    **10.31    -- License Agreement with Arthur Andersen Japan dated as of December 17, 1990.
     *10.32    -- Software Development and License Agreement with Channel Computing, Inc., dated February 27, 1992.
    **10.33    -- License Agreement with Arthur Andersen AG dated as of November 2, 1989.
    **10.34    -- License Agreement with Drs. A.J. Hordijk BV dated as of July 1, 1989.
      10.35    -- [Reserved]
     *10.36    -- Distributor Agreement with Arthur Andersen Auditors, S.A. dated March 1,
                  1992.
     *10.37    -- Distributor Agreement with Austrian Industries Informatics Ges.m.b.H dated
                  July 1, 1992.
   ***10.38    -- Amendment to the Termination of the License Agreement with Sema Group Systems
                  Limited, Government and Commerce Division, dated March 31, 1992.
   ***10.39    -- Exclusive Sales Agency Agreement with Sema Group Systems Limited, Government and Commerce Division, dated April 1, 1992
   ***10.40    -- Business Purchase and Sale Agreement with Sema Group Systems Limited,
                  Government and Commerce Division, dated March 31, 1992, effective July 1,
                  1992.
  ****10.41    -- Asset Purchase and Sale Agreement between Columbia Software, Inc. and IMRS
                  Inc., dated January 21, 1993.
  ****10.42    -- Asset Purchase and Sale Agreement between MAI Systems Corporation and IMRS
                  Inc., dated February 12, 1993.
 *****10.43    -- Letter Agreement with Arthur Andersen AG, dated as of May 19, 1993, regarding distribution of Company products in Switzerland and Liechtenstein.
 *****10.44    -- Waiver and Amendment to Amended and Restated Credit Agreement with The Bank of New York and signatory banks thereto, dated as of June 30, 1993.
 *****10.45    -- Employment Agreement with Terence W. Rogers, dated as of July 16, 1993.
      10.46    -- Distributor Agreement with Consultores de Integracion de Sistemas S.A. de
                  C.V.
      10.47    -- Distributor Agreement with Delteq Systems Pte Ltd. 13.1

EXHIBIT NO.                                        DESCRIPTION
- - - -----------       -----------------------------------------------------------------------------
       13.1    -- Registrant's Annual Report to Stockholders for fiscal year ended June 30,
                  1994 (filed herewith to the extent expressly incorporated by reference herein).
       22.1    -- Subsidiaries of the Company.
       23.1    -- Consent of Ernst & Young LLP, independent auditors (filed herewith).

- - - ---------------

     * Incorporated by reference to the exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-50694)

   ** Incorporated by reference to the exhibits to the registrant's Registration
      Statement on Form S-1 (File No. 33-42855).

  *** Incorporated by reference to the exhibits to the registrant's Quarterly
      Report on Form 10-Q for the quarter ended March 31, 1992.

 **** Incorporated by reference to the exhibits to the registrant's Quarterly
      Report on Form 10-Q for the quarter ended December 31, 1992.

***** Incorporated by reference to the exhibits to the registrant's Annual
      Report on Form 10-K for the year ended June 30, 1993.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed or were required to be filed by the registrant during the fourth quarter of the fiscal year ended June 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IMRS INC.
                                            (Registrant)

                                                  /s/  JAMES A. PERAKIS
Date: September 27, 1994                    By:.................................
                                                       JAMES A. PERAKIS
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                TITLE                            DATE
- - - ------------------------------   -----------------------------------------   -------------------
    /S/  JAMES A. PERAKIS        President, Chief Executive Officer and       September 27, 1994
 ............................    Director
       JAMES A. PERAKIS          (principal executive officer)

   /S/  LUCY RAE RICCIARDI       Chief Financial Officer                      September 27, 1994
 ............................    (principal financial and accounting
      LUCY RAE RICCIARDI         officer)

   /S/  GARY G. GREENFIELD       Director                                     September 22, 1994
 ............................
      GARY G. GREENFIELD
                                 Director                                     September   , 1994
 ............................
       HARRY S. GRUNER

  /S/  WILLIAM W. HELMAN IV      Director                                     September 21, 1994
 ............................
     WILLIAM W. HELMAN IV

   /S/  MARCO ARESE LUCINI       Director                                     September 27, 1994
 ............................
      MARCO ARESE LUCINI

       /S/  ALDO PAPONE          Director                                     September 27, 1994
 ............................
         ALDO PAPONE

                                 Director                                     September   , 1994
 ............................
      ROBERT W. THOMSON

                                                                   SCHEDULE VIII

                           IMRS INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     ADDITIONS
                                            ----------------------------
                                BALANCE AT  CHARGED TO     CHARGED TO                  BALANCE AT
                                BEGINNING    COSTS AND   OTHER ACCOUNTS   DEDUCTIONS       END
          DEDUCTIONS            OF PERIOD    EXPENSES      -- DESCRIBE    -- DESCRIBE   OF PERIOD
- - - ------------------------------- ----------  -----------  ---------------  -----------  -----------
For the year ended June 30,
  1992
     Allowance for doubtful
       accounts, returns and
       discounts...............   $  601      $   706                       $   257(a)   $ 1,050
For the year ended June 30,
  1993
     Allowance for doubtful
       accounts, returns and
       discounts...............    1,050        1,194                         1,044(a)     1,200
For the year ended June 30,
  1994
     Allowance for doubtful
       accounts, returns and
       discounts...............    1,200        1,904                         1,604(a)     1,500

- - - ---------------

(a) Write-offs, returns and discounts, net of recoveries.

                                                                     SCHEDULE IX

                           IMRS INC. AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)

                                                                                                      (B)
                                                                                        (A)         WEIGHTED
                                                                       MAXIMUM        AVERAGE       AVERAGE
                                                         WEIGHTED      AMOUNT         AMOUNT        INTEREST
                                             BALANCE     AVERAGE     OUTSTANDING    OUTSTANDING       RATE
          CATEGORY OF AGGREGATE              AT END      INTEREST      DURING         DURING         DURING
          SHORT-TERM BORROWINGS             OF PERIOD      RATE      THE PERIOD     THE PERIOD     THE PERIOD
- - - -----------------------------------------   ---------    --------    -----------    -----------    ----------
Year ended June 30, 1992
     14% notes payable...................      $68           14%        $  73          $  67            14%
     Revolving line of credit............       --          9.5%          731            244           9.5%

- - - ---------------

(a) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

(b) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average amount of short-term debt outstanding during the period.