Form 10-Q
period 1994-09-30
IMRS INC
filed 1994-11-14
CIK 878594

_________________________________________________________________________
_________________________________________________________________________


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                              ____________________

                                   FORM 10-Q

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                     OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---       OF THE SECURITIES EXCHANGE ACT OF 1934

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



                 YES  X                   NO
                     ---                     ---

As of November 1, 1994, there were 7,210,151 shares of the Registrant's Common Stock, $.01 par value, outstanding.



_________________________________________________________________________
_________________________________________________________________________

                           IMRS Inc. and Subsidiaries

                                   Form 10-Q

                                   CONTENTS


PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1. Financial Statements (Unaudited)

 Condensed  Consolidated Balance Sheet -- September 30, 1994
   and  June 30, 1994                                                   2

 Condensed Consolidated Statement of Income --
   Three Months Ended September 30, 1994 and 1993                       3

 Condensed Consolidated Statement of Cash Flows --
   Three Months Ended September 30, 1994 and 1993                       4

 Notes to Condensed Consolidated Financial Statements --
   September  30, 1994                                                  5

Item  2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     6



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                             12


Fastar, FinalForm, Financial Intelligence, Hyperion, IMRS, IMRS OnTrack, Interactive MC, Micro Control and Retrieve-MC are registered trademarks, and Hyperion Financials, Hyperion SQL and IMRS Forms are trademarks of IMRS Inc. All other trademarks and company names mentioned are the property of their respective owners.

For further information, refer to the IMRS Inc. annual report on Form 10-K for the year ended June 30, 1994.

                           IMRS Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                     (In thousands, except for share data)

                                                     SEPTEMBER 30,      JUNE 30,
                                                         1994             1994
                                                    ----------------------------
                                                     (Unaudited)         (Note)

ASSETS
Current assets:
 Cash and cash equivalents                             $38,024          $35,404
 Accounts receivable--net of allowances of $1,500       21,845           31,843
 Prepaid expenses and other current assets               2,204            1,540
 Deferred income taxes                                     894              770
                                                    ---------------------------
TOTAL CURRENT ASSETS                                    62,967           69,557


Property and equipment--at cost, less accumulated
 depreciation and amortization of $8,321 and $7,389     12,145            9,731
Product development costs--at cost, less accumulated
 amortization of $2,746 and $2,355                       7,188            6,443
Goodwill and other intangible assets--at cost, less
 accumulated amortization of $3,813 and $3,605           2,489            2,671
Deposits and other assets                                1,484              969
                                                    ---------------------------
Total assets                                           $86,273          $89,371
                                                    ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                  $7,380           $7,323
 Accrued employee compensation and benefits              4,032            7,638
 Income taxes payable                                      478            1,229
 Deferred revenue                                       18,364           19,210
                                                    ---------------------------
TOTAL CURRENT LIABILITIES                               30,254           35,400

Deferred income taxes                                    1,546            1,666

Stockholders' equity:
 Preferred stock--$.01 par value; authorized--
  1,000,000 shares; none issued
 Common stock--$.01 par value; authorized--
  15,000,000 shares; issued--9,362,071 and
  9,298,721 shares                                          94               93
 Additional paid-in capital                             44,721           43,811
 Retained earnings                                      23,095           21,870
 Currency translation adjustments                         (404)            (436)
 Treasury stock, at cost--2,160,420 shares             (13,033)         (13,033)
                                                    ---------------------------
TOTAL STOCKHOLDERS' EQUITY                              54,473           52,305
                                                    ---------------------------
Total liabilities and stockholders' equity             $86,273          $89,371
                                                    ===========================


Note:   The balance sheet at June 30, 1994 has been derived  from  the audited financial statements at that date.


See accompanying notes.
                                                                              2

                           IMRS Inc. and Subsidiaries

             Condensed Consolidated Statement of Income (Unaudited)
                     (In thousands, except per share data)





                                               THREEE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               1994          1993
                                              --------------------
REVENUES
 Software licenses                            $11,032       $6,927
 License renewals and services                 11,438        8,425
                                              --------------------
Total revenues                                 22,470       15,352

COSTS AND EXPENSES
Cost of revenues:
 Software licenses                                719          536
 License renewals and services                  7,473        4,933
Sales and marketing                             7,136        4,886
Product development                             3,683        2,239
General and administrative                      1,669        1,505
                                              --------------------
                                               20,680       14,099
                                              --------------------
OPERATING INCOME                                1,790        1,253

Interest income                                   341          163
Interest expense                                  (16)         (21)
                                              --------------------
INCOME BEFORE INCOME TAXES                      2,115        1,395

Provision for income taxes                        890          585
                                              --------------------
NET INCOME                                     $1,225         $810
                                              ====================

EARNINGS PER SHARE
 Primary                                         $.15         $.11
 Fully diluted                                   $.15         $.11


AVERAGE NUMBER OF SHARES OUTSTANDING
 Primary                                        7,931        7,579
 Fully diluted                                  8,035        7,579



See accompanying notes.

                           IMRS Inc. and Subsidiaries

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (In thousands)





                                                THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               1994            1993
                                             -----------------------
CASH PROVIDED BY OPERATING ACTIVITIES         $6,785          $2,100

INVESTING ACTIVITIES
 Leasehold improvements and purchases of
  furniture, equipment and software           (3,346)           (997)
 Product development costs                    (1,136)           (733)
                                             -----------------------
Cash used by investing activities             (4,482)         (1,730)

FINANCING ACTIVITIES
 Principal payments on capital lease/notes
  payable                                         (5)            (45)
 Exercise of stock options by employees          330              91
                                             -----------------------
Cash provided by financing activities            325              46

Effect of exchange rate changes                   (8)             15
                                             -----------------------

INCREASE IN CASH AND CASH EQUIVALENTS          2,620             431
Cash and cash equivalents at beginning
 of period                                    35,404          22,887
                                             -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $38,024         $23,318
                                             =======================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Income taxes                                $1,303          $1,161
  Interest                                         4              11



See accompanying notes.
                                                                   4

                           IMRS Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1994



A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Earnings per share (EPS) are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. For primary EPS, common equivalent shares are shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares assumed to be purchased by the Company with the proceeds obtained thereby at the average market price during the period. For the fully diluted EPS calculation, shares are assumed to be purchased by the Company at the higher of the average or period-end market price and, therefore, this calculation may include additional equivalent shares.


B. SUBSEQUENT EVENT

On November 7, 1994, the Company signed a definitive agreement providing for the acquisition of Pillar Corporation in a stock for stock transaction to be accounted for as a pooling of interests (e.g., combine the historical financial statements of the two companies to present them as consolidated entities since inception). Under the terms of the agreement, IMRS will issue shares of its Common Stock, based on the price of IMRS Common Stock prior to the completion of the acquisition. Based on the last reported sale price for shares of IMRS Common Stock on November 7, 1994, IMRS would issue approximately 578,000 shares to the stockholders of Pillar (including shares underlying options and warrants to be assumed by IMRS), which translates to a transaction value of approximately $22 million. All other costs associated with the merger will be charged against operations as incurred. Completion of the transaction is subject to the approval of Pillar stockholders and is expected to occur before November 30, 1994.

Pillar develops, markets and supports Microsoft Windows and Macintosh-based corporate budgeting and planning products. Pillar generated revenues of approximately $10 million for its year ended September 30, 1994.

                           IMRS Inc. and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                             (Dollars in thousands)


OVERVIEW
- - ----------------------------------------------------------------------

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

The Company derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial fee for the software upon delivery and, subsequently, are billed an annual license renewal fee, entitling them to routine support and product updates. IMRS licenses its products throughout the world primarily through a direct sales force. In certain territories outside of North America, products are licensed through independent distributors, including major accounting firms. The Company includes in revenues its net share of revenues generated by distributors.

The Company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreement and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the timing of new product introductions and product upgrade releases, the Company's hiring plans, the scheduling of sales and marketing programs, and new product development. The Company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. The Company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the financial reporting and consolidation market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, the decline in revenues in the first and third fiscal quarters typically results in lower profitability or may result in losses in these quarters. Total revenues and net income were $22,470 and $1,225, respectively, for the first quarter of fiscal 1995, and $31,758 and $4,414 respectively, for the fourth quarter of fiscal 1994.

For further information, refer to the IMRS Inc. annual report on Form 10-K for the year ended June 30, 1994.
                                                                     6

                          IMRS Inc. and Subsidiaries

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)
                             (Dollars in thousands)



RESULTS OF OPERATIONS
- - ----------------------------------------------------------------------

 REVENUES

                                 First Quarter Ended September 30,
                                 1994        CHANGE          1993
- - ------------------------------  ------------------------------------
 Software licenses              $11,032       59.3%         $6,927
 Percentage of total revenues      49.1%                      45.1%
- - ------------------------------  ------------------------------------
 License renewals and services  $11,438       35.8%         $8,425
 Percentage of total revenues      50.9%                      54.9%
- - ------------------------------  ------------------------------------


Software license revenues rose primarily as a result of an increase in the number of licenses sold. Demand for the Company's Microsoft Windows-based products continue to be strong. In the September 1994 quarter, Windows-based software licenses comprised 97.7% of the Company's total software license revenues, up from 84.0% for the corresponding quarter of 1993.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

Revenues generated from markets outside the United States for the quarter ended September 1994 and 1993 were $5,980 and $3,801, or 26.6% and 24.8% of total revenues, respectively


 COST OF REVENUES


                                     First Quarter Ended September 30,
                                  1994         CHANGE          1993
- - -------------------------------  ---------------------------------------
 Software licenses                 $719         34.1%           $536
 Gross profit percentage           93.5%                        92.3%
- - -------------------------------  ---------------------------------------
 License renewals and services   $7,473         51.5%         $4,933
 Gross profit percentage           34.7%                        41.4%
- - -------------------------------  ---------------------------------------


                           IMRS Inc. and Subsidiaries

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)
                             (Dollars in thousands)



Cost  of  software license revenues consists primarily of the cost  of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues resulted principally from the amortization of capitalized costs related to new products and product enhancements, which commenced upon the general release of the software to customers in second quarter of fiscal 1994.

The increase in the cost of license renewal and services revenues was due primarily to additional staffing expense for both installation and ongoing support services.



 OPERATING EXPENSES

                                    First Quarter Ended September 30,
                                    1994         CHANGE        1993
- - --------------------------------  -----------------------------------
 Sales and marketing               $7,136        46.0%         $4,886
 Percentage of total revenues        31.8%                       31.8%
- - --------------------------------  -----------------------------------
 Product development               $3,683        64.5%         $2,239
 Percentage of total revenues        16.4%                       14.6%
- - --------------------------------  -----------------------------------
 General and administrative        $1,669        10.9%         $1,505
 Percentage of total revenues         7.4%                        9.8%
- - --------------------------------  -----------------------------------


The increase in sales and marketing expenses is primarily due to a net increase of sales-marketing personnel, greater overall marketing initiatives and an increase in commission costs directly associated with the significant increase in software license revenues.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In the quarter ended September 30, 1994 and 1993, the Company capitalized $1,136 and $733 of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized by the Company in 1994 and 1993 primarily relate to the Company's development of Microsoft Windows-based financial management and accounting applications for client/ server environments and represented 23.6% and 24.7%, respectively, of total product development expenditures. Capitalized software costs are amortized over the estimated useful life of the product, but not more than four years.

The   increase   in  general  and  administrative  expenses   resulted
from increases in personnel and professional services costs incurred to support the growth of the Company's overall operations.

                            IMRS Inc. and Subsidiaries

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)
                             (Dollars in thousands)


PROVISION FOR INCOME TAXES

The Company's effective income tax rate remained substantially unchanged.

NET INCOME

As a result of the above factors, net income for the three months ended September 30, 1994 increased to $1,225 or by 51.2% from $810 for the corresponding period of fiscal 1994.

To date, the overall impact of inflation on the Company has not been material.

Effective July 1, 1994, the Company adopted the provisions of Financial Accounting Standards Board Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this new statement had no material effect on the Company's financial statements.

Accounting  standards  promulgated  by,  among  others,  the Financial
Accounting Standards Board change periodically. Changes in such standards, including currently proposed changes in the accounting for stock options, may have a negative impact on the Company's future financial results.


LIQUIDITY AND CAPITAL RESOURCES
- - ----------------------------------------------------------------------

To date, the Company has financed its business principally through positive cash flow from operations, long-term and short-term borrowings and sales of its Common Stock. For fiscal years 1992, 1993 and 1994, and for the three months ended September 30, 1994, the Company generated positive cash flow from operations of $7,890, $7,343, $19,834 and $6,785, respectively.

Cash used by investing activities amounted to $4,482 for the three months ended September 30, 1994, $3,346 for leasehold improvements and purchases of equipment and software, and $1,136 for product development costs.

Financing  activities  in  the  quarter  ended  September  30,   1994,
including stock options exercised by employees and payment of short-term debt, generated cash of $325. In connection with the stock options exercised by certain of its employees (for a total of 63,350 common shares), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $582 for the three months ended September 30, 1994.

                           IMRS Inc. and Subsidiaries

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)
                             (Dollars in thousands)


As of September 30, 1994, the Company had cash and cash equivalent of $38,024 and working capital of $32,713, no long-term debt, and its ratio of current assets to current liabilities was 2.1 to 1. The Company has long-term credit availability of $10,000 under a revolving credit facility. The Company anticipates capital expenditures of approximately $25,000 for its 1995 fiscal year, including $15,000 relating to the purchase of an office facility (of which $9,500 is to be financed by an agency of the State of Connecticut through a reduced rate mortgage loan) and $4,000 of capitalized product development costs.

The Company believes that funds generated from operations, existing cash balances and its available credit facility will be sufficient to finance the Company's operations for at least the next two years.


RECENT DEVELOPMENT

On November 7, 1994, the Company signed a definitive agreement providing for the acquisition of Pillar Corporation in a stock for stock transaction to be accounted for as a pooling of interests (e.g., combine the historical financial statements of the two companies to present them as consolidated entities since inception). Under the terms of the agreement, IMRS will issue shares of its Common Stock, based on the price of IMRS Common Stock prior to the completion of the acquisition. Based on the last reported sale price for shares of IMRS Common Stock on November 7, 1994, IMRS would issue approximately 578,000 shares to the stockholders of Pillar (including shares underlying options and warrants to be assumed by IMRS), which translates to a transaction value of approximately $22,000. All other costs associated with the merger will be charged against operations as incurred. Completion of the transaction is subject to the approval of Pillar stockholders and is expected to occur before November 30, 1994.

Pillar develops, markets and supports Microsoft Windows and Macintosh-based corporate budgeting and planning products. Pillar generated revenues of approximately $10,000 for its year ended September 30, 1994.

                           IMRS Inc. and Subsidiaries

                           Part II.  Other Information



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are required.

The Company did not file any reports on Form 8-K during the three months ended September 30, 1994.

                           IMRS Inc. and Subsidiaries

                                   Form 10-Q

              for the three month period ended September 30, 1994



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                IMRS Inc.


                                /s/ Lucy Rae Ricciardi          11/11/94
                                --------------------------------------------
                                Lucy Rae Ricciardi              Date
                                Vice President-Finance
                                (principal financial
                                and accounting officer)


                                /s/ James A. Perakis            11/11/94
                                --------------------------------------------
                                James A. Perakis                Date
                                Chief Executive Officer
                                (authorized officer)