Form 10-Q
period 1994-12-31
IMRS INC
filed 1995-02-14
CIK 878594

================================================================================

                                UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                               _______________

                                  FORM 10-Q

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ___
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1994

                                      OR

            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                              _________________

                        COMMISSION FILE NUMBER 0-19538

                                  IMRS INC.
            (Exact name of registrant as specified in its charter)
                           d/b/a Hyperion Software



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

       YES   X                                                   NO
           -----                                                    -----

        As of January 31, 1995, there were 7,841,377 shares of the Registrant's Common Stock, $.01 par value, outstanding.

================================================================================

                          IMRS Inc. and Subsidiaries

                                  Form 10-Q


                                   CONTENTS

PART I.  FINANCIAL INFORMATION                                                   PAGE
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet - December 31, 1994 and June 30, 1994         2

Condensed Consolidated Statement of Income - Three Months Ended
  December 31, 1994 and 1993; Six Months Ended December 31, 1994 and 1993          3

Condensed Consolidated Statement of Cash Flows -
  Six Months Ended December 31, 1994 and 1993                                      4

Notes to Condensed Consolidated Financial Statements - December 31, 1994           5

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                        7

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                       12

Item 6. Exhibits and Reports on Form 8-K                                          12

SIGNATURES                                                                        13


Hyperion, Financial Intelligence, Executive Forum, IMRS, Micro Control and OnRequest are registered trademarks and Hyperion Financials, Hyperion Enterprise, Hyperion Connect, Hyperion Reporting, Hyperion Forms, Hyperion OnTrack, Hyperion Ledger, Hyperion Payable, Hyperion Admin, Hyperion Tools, Hyperion Purchasing, Hyperion Receivables, Hyperion Assets and LedgerLink are trademarks of Hyperion Software Corporation. FYPlan is a registered trademark and FYControl is a trademark of Pillar Corporation, a wholly-owned subsidiary of Hyperion Software Corporation. All other trademarks and company names mentioned are the property of their respective owners.

For further information, refer to the IMRS Inc. annual report on Form 10-K for the year ended June 30, 1994.


                                                    IMRS Inc. and Subsidiaries
                                               Condensed Consolidated Balance Sheet
                                               (In thousands, except for share data)
                                                               DECEMBER 31,       JUNE 30,
                                                                   1994            1994
                                                               ----------------------------
ASSETS                                                         (Unaudited)       (Note)

Current assets:
  Cash and cash equivalents                                         $41,089     $37,913
  Accounts receivable-net of allowances of $1,700 and $1,640         25,681      33,830
  Prepaid expenses and other current assets                           2,434       1,704
  Deferred income taxes                                                 710         770
                                                               ----------------------------
TOTAL CURRENT ASSETS                                                 69,914      74,217

Property and equipment-at cost, less accumulated
  depreciation and amortization of $10,799 and $8,607                14,243      10,265
Product development costs-at cost, less
  accumulated amortization of $3,138 and $2,355                       8,091       6,443
Goodwill and other intangible assets-at cost, less
  accumulated amortization of $3,956 and $3,605                       2,336       2,671
Deposits and other assets                                             2,686       1,119
                                                               ----------------------------
Total assets                                                        $97,270     $94,715
                                                               ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                             $  8,664    $ 7,917
  Accrued employee compensation and benefits                           5,171      8,727
  Income taxes payable                                                   423      1,229
  Deferred revenue                                                    21,180     21,055
  Notes payable                                                          410        460
                                                               ----------------------------
TOTAL CURRENT LIABILITIES                                             35,848     39,388

Deferred income taxes                                                  2,151      1,666

Stockholders' equity:
  Preferred stock-$.01 par value; authorized-1,000,000 shares;
    none issued
  Common stock-$.01 par value; authorized-15,000,000 shares;
    issued-9,944,300 and 9,791,155 shares                                 99         98
  Additional paid-in capital                                          60,245     57,496
  Retained earnings                                                   12,402      9,536
  Currency translation adjustments                                      (442)      (436)
  Treasury stock, at cost-2,160,420 shares                           (13,033)   (13,033)
                                                               ----------------------------
TOTAL STOCKHOLDERS' EQUITY                                            59,271     53,661
                                                               ----------------------------
Total liabilities and stockholders' equity                           $97,270    $94,715
                                                               ============================


Note: The balance sheet at June 30, 1994 has been derived from the combination of the audited consolidated financial statements of IMRS Inc. at that date and the audited financial statements of Pillar Corporation as of September 30, 1994.

See accompanying notes.

                          IMRS Inc. and Subsidiaries
            Condensed Consolidated Statement of Income (Unaudited)
                    (In thousands, except per share data)



                                                     Three Months Ended    Six Months Ended
                                                        December 31,        December 31,
                                                       1994      1993      1994       1993
                                                     ------------------    ----------------
REVENUES
  Software licenses                                   $16,080   $10,784   $29,671  $18,723
  License renewals and services                        13,975     9,489    26,712   18,575
                                                      -----------------    ----------------
  Total revenues                                       30,055    20,273    56,383   37,298

COSTS AND EXPENSES
Cost of revenues:
  Software licenses                                       721       498     1,471    1,057
  License renewals and services                         8,341     5,400    15,995   10,467
  Sales and marketing                                   9,763     6,782    18,099   12,574
  Product development                                   4,799     2,500     9,135    5,221
  General and administrative                            2,422     3,029     4,854    5,105
Merger and integration                                  1,000               1,000
                                                      -----------------    ----------------
                                                       27,046    18,209    50,554   34,424
                                                      -----------------    ----------------
OPERATING INCOME                                        3,009     2,064     5,829    2,874

Interest income                                           405       181       754      350
Interest expense                                          (33)      (30)      (61)     (52)
                                                      -----------------    ----------------
INCOME BEFORE INCOME TAXES                              3,381     2,215     6,522    3,172

Provision for income taxes                              1,370       920     2,640    1,320
                                                      -----------------    ----------------
NET INCOME                                            $ 2,011  $  1,295    $ 3,882 $ 1,852
                                                      =================    ================

EARNINGS PER SHARE
   Primary                                               $.23      $.16       $.45    $.23
   Fully diluted                                         $.23      $.16       $.45    $.22

AVERAGE NUMBER OF SHARES OUTSTANDING

   Primary                                              8,620     8,308      8,551   8,199
   Fully diluted                                        8,647     8,341      8,624   8,280


See accompanying notes.

                          IMRS Inc. and Subsidiaries


          Condensed Consolidated Statement of Cash Flows (Unaudited)
                                (In thousands)


                                                         Six Months Ended
                                                            December 31,
                                                          1994      1993
                                                        ------------------
CASH PROVIDED BY OPERATING ACTIVITIES                   $11,655   $ 6,572

INVESTING ACTIVITIES
  Leasehold improvements and purchases of furniture,
    equipment and software                               (6,170)   (2,821)
  Product development costs                              (2,431)   (1,774)
  Deposits and other assets                              (1,530)
                                                         -----------------
Cash used by investing activities                       (10,131)   (4,595)

FINANCING ACTIVITIES
  Notes payable-proceeds (payments), net                    (50)      258
  Exercise of stock options by employees/
   sale of Common Stock                                   1,708     2,325
                                                         -----------------
Cash provided by financing activities                     1,658     2,583

Effect of exchange rate changes                              (6)      (28)
                                                         -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                     3,176     4,532
Cash and cash equivalents at beginning of period         37,913    24,520
                                                         -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $41,089   $ 29,052
                                                        ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Income taxes                                        $ 1,816     $2,076
    Interest                                                 35         42


See accompanying notes.

                          IMRS Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                                    (Unaudited)

                                 December 31, 1994


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.
Operating results for the six-month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Earnings per share (EPS) are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period after giving effect to the merger with Pillar Corporation (see Note B below). For primary EPS, common equivalent shares are shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares assumed to be purchased by the Company with the proceeds obtained thereby at the average market price during the period. For the fully diluted EPS calculation, shares are assumed to be purchased by the Company at the higher of the average or period-end market price and, therefore, this calculation may include additional equivalent shares.

B. ACQUISITIONS

On November 29, 1994, the Company issued 570,796 shares of its common stock (including 73,485 shares underlying options and warrants assumed by IMRS) in connection with the merger with Pillar Corporation. Pillar, based in California, develops, markets and supports Microsoft Windows and Macintosh-based corporate budgeting and planning products. The acquisition has been accounted for as a pooling of interests. Accordingly, the financial statements have been restated for all prior periods to include Pillar. Further, all common share and per share data have been restated for prior periods.


For the (pre-merger) periods indicated, revenues and net income of the Company and Pillar are as follows, in thousands:

                              Three Months Ended        Three Months Ended        Six Months Ended
                              September 30, 1994        December 31, 1993         December 31, 1993
                              ------------------        ------------------        -----------------
REVENUES
  IMRS                             $22,470                   $19,236                   $34,588
  Pillar                             3,858                     1,037                     2,710
                                   -------                   -------                   -------
                                   $26,328                   $20,273                   $37,298
                                   =======                   =======                   =======

NET IMCOME
  IMRS                             $ 1,225                   $ 2,043                   $ 2,853
  Pillar                             1,016                    (1,322)                   (1,758)
    adjustments(s)                    (370)                      574                       757
                                   -------                   -------                   -------
                                   $ 1,871                   $ 1,295                   $ 1,852
                                   =======                   =======                   =======


(a) To adjust the provision for income taxes to reflect on a combined company basis, the annual effective tax rate.


Pillar previously used the fiscal year ended September 30 for its financial reporting. Pillar's operating results for the three and six-month periods ended March 31, 1994 have been included in the accompanying statement of income for the respective 1993 periods. The statement of income's comparative 1994 results reflect the operations of IMRS and Pillar for the three and six-month periods ended December 31, 1994. The balance sheet at June 30, 1994 has been derived from the combination of the audited consolidated financial statements of IMRS at that date and the audited financial statements of Pillar as of September 30, 1994. Accordingly, the duplication of Pillar's net income, for the three months ended September 30, 1994, in retained earnings has been adjusted by a $1 million charge to retained earnings as of December 31, 1994.

In connection with the acquisition, the Company charged $1 million to operations for nonrecurring merger and integration costs (principally professional fees) incurred.

                          IMRS Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                               December 31, 1994

B. ACQUISITIONS (CONTINUED)

On January 20, 1995, the Company completed the purchase of an office facility in Stamford, Connecticut, reported last September, for $11.4 million. The purchase price was financed by the Connecticut Development Authority ("CDA," an agency of the State of Connecticut) through a $9.5 million mortgage loan, with Company funds used for the balance. In the interest of Connecticut-based jobs, the CDA agreed to such financing over a 15-year period at LIBOR minus 2%, subject to, among other things: (i) the creation of a specified number of new Connecticut-based jobs, (ii) a 10-year residency in the state, and (iii) the payment of the remaining unpaid principal at the end of year ten. Violations of certain such covenants, if any, would result in additional interest charges and/or a penalty payment.

                          IMRS Inc. and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                            (Dollars in thousands)



OVERVIEW
- - -----------------------------------------------------------------------------
IMRS, incorporated in 1981, develops, markets and supports financial management applications for enterprise client/server environments. IMRS software addresses the diverse accounting, financial consolidation, management reporting, budgeting and information access needs of large corporations worldwide. The Company designs products specifically for network implementation, providing fast, multi-user access to centrally controlled and secure corporate data. The Company recently announced it will begin to transfer business using the name Hyperion Software.

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

The Company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreement and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the timing of new product introductions and product upgrade releases, the Company's hiring plans, the scheduling of sales and marketing programs, and new product development. The Company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. The Company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the financial reporting and consolidation market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, the decline in revenues in the first and third fiscal quarters typically results in lower profitability or may result in losses in these quarters. Total revenues and net income were $30,055 and $2,011, respectively, for the second quarter of fiscal 1995, and $26,328 and $1,871, respectively, for the first quarter of fiscal 1995.

For further information, refer to the IMRS Inc. annual report on Form 10-K for the year ended June 30, 1994.


                          IMRS Inc. and Subsidiaries

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)
                            (Dollars in thousands)

RESULTS OF OPERATIONS
- - -------------------------------------------------------------------------------------------------
REVENUES
                                              Second Quarter Ended         Six Months Ended
December 31,                                 1994     CHANGE  1993       1994   CHANGE     1993
- - -------------------------------------      --------------------------- --------------------------
Software licenses                           $16,080   49.1%  $10,784    $29,671   58.5%  $18,723
Percentage of total revenues                   53.5%            53.2%      52.6%            50.2%
- - -------------------------------------      --------------------------- --------------------------
License renewals and services               $13,975   47.3%  $ 9,489    $26,712   43.8%  $18,575
Percentage of total revenues                   46.5%            46.8%      47.4%            49.8%
- - -------------------------------------      --------------------------- --------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold. Demand for the Company's Microsoft Windows-based products continues to be strong. In the December 1994 quarter and six-month period, Windows-based product licenses comprised more than 97% of the Company's total software license revenues, up from approximately 85% for the corresponding periods of 1993.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

Revenues generated from markets outside the United States for the first half of fiscal 1995 and 1994 were $16,025 and $8,735, or 28.4% and 23.4% of total revenues, respectively.

COST OF REVENUES
                                              Second Quarter Ended           Six Months Ended
December 31,                                 1994   CHANGE    1993         1994   CHANGE   1993
- - -------------------------------------      --------------------------- -----------------------------
Software licenses                           $   721  44.8% $   498        $  1,471   39.2% $  1,057
Gross profit percentage                        95.5%          95.4%           95.0%            94.4%
- - -------------------------------------      --------------------------- -----------------------------
License renewals and services                $8,341  54.5% $ 5,400        $ 15,995   52.8% $ 10,467
Gross profit percentage                        40.3%          43.1%           40.1%            43.7%
- - -------------------------------------      --------------------------- -----------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues reflects principally the associated increase in the number of software licenses sold.

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

                          IMRS Inc. and Subsidiaries

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)
                            (Dollars in thousands)


OPERATING EXPENSES
                                              Second Quarter Ended          Six Months Ended
December 31,                                  1994   CHANGE  1993        1994     CHANGE    1993
- - -------------------------------------      --------------------------- -----------------------------
Sales and marketing                         $9,763   44.0%  $6,782       $18,099   43.9%   $12,574
Percentage of total revenues                  32.5%           33.5%         32.1%             33.7%
- - -------------------------------------      --------------------------- -----------------------------
Product development                         $4,799   92.0%  $2,500       $ 9,135   75.0%   $ 5,221
Percentage of total revenues                  16.0%           12.3%         16.2%             14.0%
- - -------------------------------------      --------------------------- -----------------------------
General and administrative                  $2,422   20.0%  $3,029       $ 4,854    4.9%   $ 5,105
Percentage of total revenues                   8.1%           14.9%          8.6%             13.7%
- - -------------------------------------      --------------------------- -----------------------------

The increase in sales and marketing expenses is primarily due to a net increase of sales-marketing personnel, greater overall marketing initiatives and an increase in commission costs directly associated with the significant increase in software license revenues.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In the first half of fiscal 1995 and 1994, the Company capitalized $2,431 and $1,774 of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized by the Company in 1995 and 1994 primarily relate to the Company's development of Microsoft Windows-based financial management and accounting applications for client/server environments and represented 21.0% and 25.4%, respectively, of total product development expenditures. Capitalized software costs are amortized over the estimated useful life of the product, but not more than four years.

The decrease in general and administrative expenses resulted primarily from a decrease in the provision for doubtful accounts from the requirement of the prior period.

On November 29, 1994, the Company issued 570,796 shares of its common stock (including 73,485 shares underlying options and warrants assumed by IMRS) in connection with the merger with Pillar Corporation. Pillar, based in California, develops, markets and supports Microsoft Windows and Macintosh-based corporate budgeting and planning products. Pillar generated revenues of approximately $10,000 for its year ended September 30, 1994. The acquisition has been accounted for as a pooling of interests. Accordingly, the financial statements have been restated for all prior periods to include Pillar. Further, all common share and per share data have been restated for prior periods. In connection with the acquisition, the Company charged $1,000 to operations for nonrecurring merger and integration costs incurred during its second quarter ended December 31, 1994. For further details, see Note B of the accompanying consolidated financial statements.

                          IMRS Inc. and Subsidiaries

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)
                            (Dollars in thousands)



INTEREST INCOME

Interest income increased due to a general rise in interest rates and the increase in cash available for investment which resulted from operations.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate decreased from approximately 42% to 41%, reflecting tax benefits from the utilization of Pillar net operating loss carryovers. The rate for the current period reflects the Company's expectations for the full year ending June 30, 1995.

NET INCOME

As a result of the above factors, net income for the three and six-month periods ended December 31, 1994 increased to $2,011 or by 55.3% from $1,295 and $3,882 or by 109.6% from $1,852, respectively, for the corresponding periods of 1993.

To date, the overall impact of inflation on the Company has not been material.

Effective July 1, 1994, the Company adopted the provisions of Financial Accounting Standards Board Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this new statement had no material effect on the Company's financial statements.

Accounting standards promulgated by, among others, the Financial Accounting Standards Board change periodically. Changes in such standards may have a negative impact on the Company's future financial results.

LIQUIDITY AND CAPITAL RESOURCES
- - ------------------------------------------------------------------------------
To date, the Company has financed its business principally through positive cash flow from operations, long-term and short-term borrowings and sales of its common stock. For fiscal years 1993 and 1994, and for the six months ended December 31, 1994, the Company generated positive cash flow from operations of $6,626, $19,707 and $11,655, respectively.

Cash used by investing activities amounted to $10,131 for the first half of fiscal 1995, $6,170 for leasehold improvements and purchases of equipment and software, $2,431 for product development costs and $1,530 for deposits and other assets (primarily related to the purchase of an office facility).

                          IMRS Inc. and Subsidiaries

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)
                            (Dollars in thousands)



Financing activities in the first half of fiscal 1995, including stock options exercised by employees and payment of short-term debt, generated cash of $1,658. In connection with the stock options exercised by certain of its employees (for a total of 153,145 common shares), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $1,085 for the six months ended December 31, 1994.

As of December 31, 1994, the Company had cash and cash equivalents of $41,089 and working capital of $34,066, no long-term debt, and its ratio of current assets to current liabilities was 2.0 to 1. The Company has long-term credit availability of $10,000 under a revolving credit facility. The Company anticipates capital expenditures of approximately $30,000 for its 1995 fiscal year, including $15,000 relating to the purchase of an office facility (of which $9,500 was financed by an agency of the State of Connecticut, through a reduced rate mortgage loan, on January 20, 1995) and $4,000 of capitalized product development costs.

The Company believes that funds generated from operations, existing cash balances and its available credit facility will be sufficient to finance the Company's operations for at least the next two years.

                          IMRS Inc. and Subsidiaries

                          Part II.  Other Information


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At IMRS' Annual Meeting of Stockholders held on November 15, 1994, the following proposals were adopted by the margins indicated:

1. To elect two members to the Board of Directors to serve for a three-year term or until their successors are duly elected and qualified.

                                               Number of Shares
                                                For     Withheld
                                             -------------------
          James A. Perakis                   5,123,848    40,809
          Gary G. Greenfield                 5,123,848    40,809

2. To ratify the selection of the firm, Ernst & Young LLP, as the independent auditors of the Company for the fiscal year ending June 30, 1995.

          For           5,141,563
          Against           1,339
          Abstain          21,755

3. To approve an amendment to the Company's 1991 Non-Employee Director Stock Option Plan.

          For              3,693,284
          Against          1,439,314
          Abstain             32,059


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit No.                      Description
   -----------                      -----------
      10.25         Purchase and Sale Agreement dated January 20, 1995 between Hyperion Software Corporation
                    (formerly IMRS Operations, Inc.) and Combustion Engineering, Inc., regarding the purchase of an office facility.

      10.26         Promissary Note of Hyperion Software Corporation to the Connecticut Development Authority,
                    with related Loan Agreement dated January 20, 1995 between Hyperion Software Corporation,
                    IMRS Inc., and the Connecticut Development Authority, regarding the financing of an office facility, and related Mortgage Deed dated January 20, 1995 between Hyperion Software
                    Corporation and the Connecticut Development Authority.


   On December 14, 1994, the Company filed a report on Form 8-K regarding disclosures of Item 5 of the form.

                          IMRS Inc. and Subsidiaries

                                   Form 10-Q

              for the three-month period ended December 31, 1994



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                IMRS Inc.


                                /s/ Lucy Rae Ricciardi          2/13/95
                                -------------------------------------------
                                Lucy Rae Ricciardi                Date
                                Vice President - Finance
                                (principal financial and accounting officer)


                                /s/ James A. Perakis            2/13/95
                                -------------------------------------------
                                James A. Perakis                  Date
                                Chief Executive Officer
                                (authorized officer)