Form 10-Q
period 1995-03-31
IMRS INC
filed 1995-05-15
CIK 878594

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                                -----------------

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

     As of April 28, 1995, there were 7,980,600 shares of the Registrant's common stock, $.01 par value, outstanding.

================================================================================

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                                    Form 10-Q




                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                       PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet -- March 31, 1995 and June 30, 1994.......................    2

   Condensed Consolidated Statement of Income -- Three Months Ended
     March 31, 1995 and 1994; Nine Months Ended March 31, 1995 and 1994...........................    3

   Condensed Consolidated Statement of Cash Flows --
     Nine Months Ended March 31, 1995 and 1994....................................................    4

   Notes to Condensed Consolidated Financial Statements -- March 31, 1995.........................    5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....    7




PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..........................................................   12



SIGNATURES........................................................................................   13

Hyperion, Financial Intelligence, Executive Forum, IMRS, Micro Control and OnRequest are registered trademarks and Hyperion Financials, Hyperion Enterprise, Hyperion Connect, Hyperion Reporting, Hyperion Forms, Hyperion OnTrack, Hyperion Ledger, Hyperion Payables, Hyperion Admin, Hyperion Tools, Hyperion Purchasing, Hyperion Receivables, Hyperion Assets and LedgerLink are trademarks of Hyperion Software Corporation. FYPlan and Pillar are registered trademarks and FYControl is a trademark of Hyperion Software, Pillar Group Inc., a wholly-owned subsidiary of Hyperion Software Corporation. All other trademarks and company names mentioned are the property of their respective owners.

For further information, refer to the IMRS Inc. annual report on Form 10-K for the year ended June 30, 1994.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)
                      Condensed Consolidated Balance Sheet
                      (In thousands, except for share data)

                                                                                       MARCH 31,            JUNE 30,
                                                                                         1995                 1994
                                                                                      ------------------------------
ASSETS                                                                                (Unaudited)            (Note)
Current assets:
  Cash and cash equivalents                                                           $  39,915             $ 37,913
  Accounts receivable--net of allowances of $1,900 and $1,640                            29,252               33,830
  Prepaid expenses and other current assets                                               3,970                1,704
  Deferred income taxes                                                                   1,046                  770
                                                                                      ---------             --------
TOTAL CURRENT ASSETS                                                                     74,183               74,217

Property and equipment--at cost, less accumulated
  depreciation and amortization of $12,084 and $8,607                                    28,032               10,265
Product development costs--at cost, less accumulated
  amortization of $3,745 and $2,355                                                       8,840                6,443
Goodwill and other intangible assets--at cost, less
  accumulated amortization of $4,137 and $3,605                                           3,134                2,671
Deposits and other assets                                                                 1,815                1,119
                                                                                      ---------             --------
Total assets                                                                          $ 116,004             $ 94,715
                                                                                      =========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                               $   9,648             $  7,917
  Accrued employee compensation and benefits                                              7,006                8,727
  Income taxes payable                                                                                         1,229
  Deferred revenue                                                                       23,810               21,055
  Notes payable                                                                             778                  460
                                                                                      ---------             --------
TOTAL CURRENT LIABILITIES                                                                41,242               39,388

Mortgage payable                                                                          9,018

Deferred income taxes                                                                     1,959                1,666

Stockholders' equity:
  Preferred stock--$.01 par value; authorized--1,000,000 shares;
   none issued
  Common stock--$.01 par value; authorized--15,000,000 shares;
   issued--10,140,973 and 9,791,155 shares                                                  101                   98
  Additional paid-in capital                                                             63,197               57,496
  Retained earnings                                                                      13,799                9,536
  Currency translation adjustments                                                         (279)                (436)
  Treasury stock, at cost--2,160,420 shares                                             (13,033)             (13,033)
                                                                                      ---------             --------
TOTAL STOCKHOLDERS' EQUITY                                                               63,785               53,661
                                                                                      ---------             --------
Total liabilities and stockholders' equity                                            $ 116,004             $ 94,715
                                                                                      =========             ========

Note: The balance sheet at June 30, 1994 has been derived from the combination of the audited consolidated financial statements of Hyperion Software at that date and the audited financial statements of Pillar Corporation as of September 30, 1994.

See accompanying notes.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

             Condensed Consolidated Statement of Income (Unaudited)
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                MARCH 31,                         MARCH 31,
                                                         1995            1994                1995          1994
                                                        -----------------------            ----------------------
REVENUES
 Software licenses                                      $15,316         $10,485            $44,987        $29,208
 License renewals and services                           14,766          10,863             41,478         29,438
                                                        -----------------------            ----------------------
Total revenues                                           30,082          21,348             86,465         58,646

COSTS AND EXPENSES
Cost of revenues:
 Software licenses                                          924             690               2,395         1,747
 License renewals and services                            8,867           6,010              24,862        16,477
Sales and marketing                                      10,283           6,652              28,382        19,226
Product development                                       5,471           3,021              14,606         8,242
General and administrative                                2,596           2,193               7,450         7,298
Merger and integration                                                                        1,000
                                                        -----------------------            ----------------------
                                                         28,141          18,566              78,695        52,990
                                                        -----------------------            ----------------------
OPERATING INCOME                                          1,941           2,782               7,770         5,656

Interest income                                             436             197               1,190           547
Interest expense                                            (30)            (36)                (91)          (88)
                                                        -----------------------            ----------------------
INCOME BEFORE INCOME TAXES                                2,347           2,943               8,869         6,115

Provision for income taxes                                  950           1,220               3,590         2,540
                                                        -----------------------            ----------------------
NET INCOME                                              $ 1,397        $  1,723            $  5,279      $  3,575
                                                        =======================            ======================

EARNINGS PER SHARE
 Primary                                                $   .16        $    .21            $    .61      $    .43
 Fully diluted                                          $   .16        $    .21            $    .61      $    .43

AVERAGE NUMBER OF SHARES OUTSTANDING
 Primary                                                  8,744           8,394               8,615         8,264
 Fully diluted                                            8,793           8,394               8,719         8,275

See accompanying notes.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     1995           1994
                                                                                   ------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                              $ 16,596         $13,364

INVESTING ACTIVITIES
 Purchase of office facility, including land of $3,800                              (12,311)
 Leasehold improvements and purchases of furniture,
  equipment and software                                                             (8,934)         (3,720)
 Product development costs                                                           (3,787)         (3,244)
 Deposits and intangible assets                                                      (1,620)
                                                                                   ------------------------
Cash used by investing activities                                                   (26,652)         (6,964)

FINANCING ACTIVITIES
 Notes payable--proceeds (payments), net                                               (164)            221
 Mortgage payable--proceeds                                                           9,500
 Exercise of stock options by employees/
  sale of common stock                                                                2,565           2,374
                                                                                   ------------------------
Cash provided by financing activities                                                11,901           2,595

Effect of exchange rate changes                                                         157              19
                                                                                   ------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,002           9,014
Cash and cash equivalents at beginning of period                                     37,913          24,520
                                                                                   ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 39,915         $33,534
                                                                                   ========================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Income taxes                                                                     $  2,312         $ 2,326
  Interest ($108 capitalized in 1995)                                                   167              54


See accompanying notes.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1995

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine-month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended June 30, 1994.

Earnings per share ("EPS") are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period after giving effect to the merger with Pillar Corporation (see Note C below). For primary EPS, common equivalent shares are shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares assumed to be purchased by the company with the proceeds obtained thereby at the average market price during the period. For the fully diluted EPS calculation, shares are assumed to be purchased by the company at the higher of the average or period-end market price and, therefore, this calculation may include additional equivalent shares.

B. CONTINGENCIES

From time to time, in the normal course of business, various claims are made against the company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the company.

C. ACQUISITIONS

On November 29, 1994, the company issued 570,796 shares of its common stock (including 73,485 shares underlying options and warrants assumed by Hyperion Software) in connection with the merger with Pillar Corporation. Pillar, based in California, develops, markets and supports Microsoft Windows and Macintosh-based corporate budgeting and planning products. The acquisition has been accounted for as a pooling of interests. Accordingly, the financial statements have been restated for all prior periods to include Pillar. Further, all common share and per share data have been restated for prior periods.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                                 March 31, 1995

C. ACQUISITIONS (CONTINUED)

For the pre-merger periods indicated, revenues and net income of the company and Pillar are as follows, in thousands:

                            Three Months Ended              Three Months Ended              Nine Months Ended
                            September 30, 1994                March 31, 1994                  March 31, 1994
                            ------------------              ------------------              -----------------
   REVENUES
      Hyperion Software         $22,470                           $18,038                         $52,626
      Pillar                      3,858                             3,310                           6,020
                                -------                           -------                         -------
                                $26,328                           $21,348                         $58,646
                                =======                           =======                         =======

   NET INCOME
      Hyperion Software         $ 1,225                           $ 1,203                         $ 4,056
      Pillar                      1,016                               880                            (878)
        adjustment (a)             (370)                             (360)                            397
                                -------                           -------                         -------
                                $ 1,871                           $ 1,723                         $ 3,575
                                =======                           =======                         =======

(a) To adjust the provision for income taxes to reflect, on a combined company basis, the annual effective tax rate.

Pillar previously used the fiscal year ended September 30 for its financial reporting. Pillar's operating results for the three and nine-month periods ended June 30, 1994 have been included in the accompanying statement of income for the respective 1994 periods. The statement of income's comparative 1995 results reflect the operations of Hyperion Software and Pillar for the three and nine-month periods ended March 31, 1995. The balance sheet at June 30, 1994 has been derived from the combination of the audited consolidated financial statements of Hyperion Software at that date and the audited financial statements of Pillar as of September 30, 1994. Accordingly, the duplication of Pillar's net income, for the three months ended September 30, 1994, in retained earnings has been adjusted by a $1 million charge to retained earnings in fiscal 1995.

In connection with the acquisition, the company charged $1 million to operations for nonrecurring merger and integration costs (principally professional fees) incurred.

On January 20, 1995, the company completed the purchase of an office facility in Stamford, Connecticut, first reported last September, for $11.4 million.
The purchase price was financed by the Connecticut Development Authority ("CDA," an agency of the State of Connecticut) through a $9.5 million mortgage loan, with company funds used for the balance. In the interest of Connecticut-based jobs, the CDA agreed to such financing over a 15-year period at LIBOR minus 2%, subject to, among other things: (i) the creation of a specified number of new Connecticut-based jobs, (ii) a 10-year residency in the state, and (iii) the payment of the remaining unpaid principal at the end of year ten. Violations of certain such covenants, if any, would result in additional interest charges and/or a penalty payment.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                             (Dollars in thousands)

OVERVIEW
- - - - --------------------------------------------------------------------------------

Hyperion Software, incorporated in 1981, develops, markets and supports financial management applications for enterprise client/server environments. The Company's software addresses the diverse accounting, financial consolidation, management reporting, budgeting and information access needs of large corporations worldwide. The company designs products specifically for network implementation, providing fast, multi-user access to centrally controlled and secure corporate data.

The company derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial fee for the software upon delivery. A license renewal fee entitling customers to routine support and product updates is billed annually. Hyperion Software licenses its products throughout the world primarily through a direct sales force. In certain territories outside of North America, products are licensed through independent distributors, including major accounting firms. The company includes in revenues its net share of revenues generated by distributors.

The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, and new product development by the company or its competitors. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately following quarters. Total revenues and net income were $30,055 and $2,011, respectively, for the second quarter of fiscal 1995, and $26,328 and $1,871, respectively, for the first quarter of fiscal 1995. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the financial reporting and consolidation market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline in quarterly revenues typically results in lower profitability or may result in losses.


For further information, refer to the IMRS Inc. annual report on Form 10-K for the year ended June 30, 1994.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
                             (Dollars in thousands)

RESULTS OF OPERATIONS
- - - - --------------------------------------------------------------------------------

REVENUES

                                             Third Quarter Ended                  Nine Months Ended
March 31,                                 1995     CHANGE    1994             1995      CHANGE    1994
- - - - -----------------------------            --------------------------          ---------------------------
Software licenses                        $15,316    46.1%   $10,485          $44,987     54.0%   $29,208
Percentage of total revenues                50.9%              49.1%            52.0%               49.8%
- - - - -----------------------------            --------------------------          ---------------------------
License renewals and services            $14,766    35.9%   $10,863          $41,478     40.9%   $29,438
Percentage of total revenues                49.1%              50.9%            48.0%               50.2%
- - - - -----------------------------            --------------------------          ---------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold. Demand for the company's Microsoft Windows-based enterprise financial management and planning products continues to be strong. Windows-based product licenses comprise more than 90% of the company's total software license revenues.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for the first three quarters of fiscal 1995 and 1994 were $25,140 and $14,436, or 29.1% and 24.6% of total revenues, respectively.

COST OF REVENUES

                                              Third Quarter Ended                 Nine Months Ended
March 31,                                  1995       CHANGE   1994           1995       CHANGE   1994
- - - - -----------------------------            ----------------------------        ----------------------------
Software licenses                          $  924     33.9%    $  690        $  2,395     37.1%   $ 1,747
Gross profit percentage                      94.0%               93.4%          94.7%                94.0%
- - - - -----------------------------            ----------------------------        ----------------------------
License renewals and services              $8,867     47.5%    $6,010        $ 24,862     50.9%   $16,477
Gross profit percentage                      39.9%               44.7%          40.1%                44.0%
- - - - -----------------------------            ----------------------------        ----------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues reflects principally the associated increase in the number of software licenses sold.

The increase in the cost of license renewal and services revenues was due primarily to additional staffing expense for both installation and ongoing support services. The professional services staff includes new members dedicated to the company's newly released (March 1995) set of accounting products, Hyperion Financials.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
                             (Dollars in thousands)

OPERATING EXPENSES

                                               Third Quarter Ended                     Nine Months Ended
March 31,                                1995        CHANGE       1994            1995       CHANGE     1994
- - - - -----------------------------            ------------------------------          -----------------------------
Sales and marketing                      $10,283      54.6%      $6,652          $28,382      47.6%   $19,226
Percentage of total revenues                34.2%                  31.2%            32.8%                 32.8%
- - - - -----------------------------            ------------------------------          -----------------------------
Product development                      $ 5,471      81.1%      $3,021          $14,606      77.2%   $  8,242
Percentage of total revenues                18.2%                  14.2%            16.9%                 14.1%
- - - - -----------------------------            ------------------------------          -----------------------------
General and administrative               $ 2,596      18.4%      $2,193          $ 7,450       2.1%   $  7,298
Percentage of total revenues                 8.6%                  10.3%             8.6%                 12.4%
- - - - -----------------------------            ------------------------------          ------------------------------

The increase in sales and marketing expenses is primarily due to a net increase of sales-marketing personnel, an increase in commission costs directly associated with the significant increase in software license revenues and, to a lesser extent, greater overall marketing initiatives.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In the first three quarters of fiscal 1995 and 1994, the company capitalized $3,787 and $3,244 of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized by the company in 1995 and 1994 primarily relate to the company's development of Microsoft Windows-based financial management and accounting applications for client/server environments and represented 20.6% and 28.2%, respectively, of total product development expenditures. Capitalized software costs are amortized over the estimated useful life of the product, but not more than four years.

The increase in general and administrative expenses resulted from increases in personnel and professional services costs incurred to support the growth of the company's overall operations, partially offset by a decrease in the provision for doubtful accounts from the requirement of the prior period.

On November 29, 1994, the company issued 570,796 shares of its common stock (including 73,485 shares underlying options and warrants assumed by Hyperion Software) in connection with the merger with Pillar Corporation. Pillar, based in California, develops, markets and supports Microsoft Windows and Macintosh-based corporate budgeting and planning products. Pillar generated revenues of approximately $10,000 for its year ended September 30, 1994. The acquisition has been accounted for as a pooling of interests and, accordingly, the financial statements have been restated for all prior periods to include Pillar. Further, all common share and per share data have been restated for prior periods. In connection with the acquisition, the company charged $1,000 to operations for nonrecurring merger and integration costs incurred during its second quarter ended December 31, 1994. For further details, see Note C of the accompanying consolidated financial statements.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

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

NET INCOME

As a result of the above factors, net income for the three and nine-month periods ended March 31, 1995 decreased to $1,397 or by 18.9% from $1,723 and increased to $5,279 or by 47.7% from $3,575, respectively, for the corresponding periods of 1994.

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

LIQUIDITY AND CAPITAL RESOURCES
- - - - --------------------------------------------------------------------------------

To date, the company has financed its business principally through positive cash flow from operations, long-term and short-term borrowings and sales of its common stock. For fiscal years 1993 and 1994, and for the nine months ended March 31, 1995, the company generated positive cash flow from operations of $6,626, $19,707 and $16,596, respectively.

Cash used by investing activities amounted to $26,652 for the first three quarters of fiscal 1995, $12,311 for the purchase of an office facility (including closing and other related intangible costs), $8,934 for leasehold improvements and purchases of equipment and software, $3,787 for product development costs and $1,620 for deposits and intangible assets (primarily related to the reacquisition, from independent distributors, of exclusive rights to license company products in certain territories of Europe).

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
                             (Dollars in thousands)

Financing activities in the first three quarters of fiscal 1995, including a mortgage loan and stock options exercised by employees, generated cash of $11,901. The mortgage relates to reduced rate (currently 5.75%) financing of $9,500 received on January 20, 1995 from an agency of the State of Connecticut in connection with the purchase of an office facility. In connection with the stock options exercised by certain of its employees (for a total of 349,818 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $3,175 for the nine months ended
March 31, 1995.

As of March 31, 1995, the company had cash and cash equivalents of $39,915 and working capital of $32,941, no long-term debt other than the mortgage loan for the Stamford, Connecticut office facility, and its ratio of current assets to current liabilities was 1.8 to 1. Cash equivalents are comprised primarly of investment grade U.S. state and political subdivision obligations with remaining maturities of three months or less at the time of acquisition. The company has long-term credit availability of $10,000 under a revolving credit facility. The company anticipates capital expenditures of approximately $32,000 for its 1995 fiscal year, including $15,000 for the new office facility and $5,000 of capitalized product development costs. From time to time, in the normal course of business, various claims are made against the company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the company.

The company believes that funds generated from operations, existing cash balances and its available credit facility will be sufficient to finance the company's operations for at least the next two years.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                           Part II. Other Information



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

       (11) Statement Re: Computation of Earnings Per Share.
       (27) Financial Data Schedule.

The company did not file any reports on Form 8-K during the three months ended March 31, 1995.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                                    Form 10-Q

                 for the three-month period ended March 31, 1995

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       IMRS Inc. (d/b/a Hyperion Software)


                       /s/Lucy Rae Ricciardi
                       -------------------------------------------------------
                       Lucy Rae Ricciardi                                 Date
                       Vice President-Finance
                       (principal financial and accounting officer)


                       /s/James A. Perakis
                       -------------------------------------------------------
                       James A. Perakis                                   Date
                       Chief Executive Officer
                       (authorized officer)