Form 10-K405
period 1995-06-30
IMRS INC
filed 1995-09-28
CIK 878594

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

               X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              ---   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                       OR

              --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from              to             .
                                                   ------------    ------------

                        --------------------------------

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

       Registrant's telephone number, including area code: (203) 321-3500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of September 15, 1995, there were 8,180,446 shares of the registrant's Common Stock, $.01 par value, outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates as of September 15, 1995 was approximately $414 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders, scheduled to be held on November 15, 1995, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    IMRS Inc., now doing business as Hyperion Software ("Hyperion Software" or the "company"), develops, markets and supports corporate financial software applications for client/server environments. The company's Windows-based, client/server products address the diverse accounting, financial consolidation, management reporting, budgeting, and information access needs of large corporations worldwide. Founded in 1981, the company designs products specifically for network implementation, providing fast, multi-user access to centrally controlled and secure corporate data.

    Hyperion, Financial Intelligence, Executive Forum, IMRS, Micro Control and OnRequest are registered trademarks and Hyperion Financials, Hyperion Enterprise, Hyperion Pillar, Hyperion Analyst, Hyperion Connect, Hyperion Retrieve, Hyperion Reporting, Hyperion Forms, Hyperion OnTrack, Hyperion Ledger, Hyperion Payables, Hyperion Admin, Hyperion Tools, Hyperion Purchasing, Hyperion Receivables, Hyperion Assets, Hyperion Software and LedgerLink are trademarks of the company. FYPlan and Pillar are registered trademarks and FYControl is a trademark of Hyperion Software, Pillar Group Inc., a wholly-owned subsidiary of the company. All other trademarks and company names mentioned are the property of their respective owners.

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

    Historically, corporations have attempted to collect, summarize, organize and present information from fragmented computer systems and transactional data sources in a number of ways. In many instances, business information reports are assembled manually with the aid of spreadsheets and using data from general ledgers and other operational systems. Additionally, many corporations have sought to automate business information systems through the use of mainframe or minicomputer software developed by their internal management information systems ("MIS") department. Hyperion Software believes that these systems are becoming increasingly obsolete because they are inherently rigid in structure, slow in response time, expensive to maintain, and difficult to update when information requirements change. In addition, growing corporate competition has increased the demand for more comprehensive and timely business information that is accessible throughout the corporation.

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

    The need for better business information, combined with the acceptance of PCs and network computing, including new client/server architectures, has created a significant market opportunity for a new class of information software designed to operate on this platform. Most financial analysts and accountants and many executives rely on personal computers for analysis and forecasting through the use of spreadsheets. While spreadsheets and other PC software tools have been used to perform some corporate business information tasks, they have limited capability for information sharing and lack the necessary controls to ensure corporate consistency. Existing custom or packaged software for mainframes or minicomputers is impractical to modify for network computing because it is based on operating systems and architectures which are incompatible with PCs and lack the ease of use of PC software. The company's experience since 1981 in developing and marketing corporate financial software applications for PCs and networks positions it well for this market.

STRATEGY

    The company's objective is to be the leading provider of Windows-based, client/server financial solutions to large, multi-divisional or multi-location companies worldwide. Hyperion Software focuses on designing network-based applications that are easy to implement and operate and which facilitate the redesign of financial and accounting processes. The company's products are designed to be flexible, easy to maintain, cost-efficient, fast, functionally complete and integrated with an architecture based on connectivity and openness to other best-of-class applications. The company will continue to extend and enhance its suite of integrated Windows-based, client/server products. The company believes that its financial reporting and consolidation, as well as its planning and budgeting solutions, are well established in the financial and corporate offices of multinational enterprises. And, accordingly, with the introduction of Hyperion Financials, a line of integrated accounting products, Hyperion Software believes it is well positioned to participate in this emerging client/server, accounting applications market. Hyperion Financials' commercial release began in fiscal year 1995 and includes Windows-based: general ledger, toolkit, report writer and system administrator modules, to be followed by accounts payable, accounts receivable, fixed asset and purchasing modules.


    The company believes that client/server and networked personal computing has become a standard direction for the largest and best known companies in the world. These technologies, when coupled with software that reflects applications expertise, produce clear and immediate benefits to an organization.

    The company's strategy to achieve its objective includes the following elements:


    Increase Penetration of Financial Reporting and Budgeting Markets. The company believes that a small minority of potential customers has purchased network-based, Windows financial consolidation and reporting, and planning and budgeting software. The company intends to further its penetration in this market and expand its leadership position by enhancing its current products and dedicating significant resources to sales, marketing, support and new product development.

    Leverage Existing Market Leadership Position. The company believes that the core of a complete business information system is financial consolidation and reporting because much of the data that executives use relates to a company's internal financial information. The company believes that its established strength in providing financial reporting solutions places it in a strong position to market its finance and accounting applications to both new and existing customers.

    Focus on Leading Network and Software Technologies. Hyperion Software is committed to the development of network-based software for business information applications. The company has products designed to run in the Microsoft Windows environment, all of which are compatible with widely-used LANs. The company intends to enhance its existing products and develop new products linked to emerging client/server software standards, including Windows 95, Windows NT, Sybase SQL Server and Oracle databases.

    Design Applications for Specific Business Information Needs. The company's product line is designed specifically for business information data collection, accounting, presentation and interactive analysis. Hyperion Software products have pre-programmed functionality, reducing implementation time. This orientation to specific tasks results in superior processing speed for fast data compilation and data access. The use of application specific, as opposed to general purpose, databases optimizes performance on high volume networked applications. Company products also offer integrated, industry standard SQL databases.


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

    Maintain Direct Sales and Support Relationships. Unlike many other PC software companies, the company licenses its products throughout the world primarily through a direct sales force. In certain territories outside of North America, products are licensed through independent distributors, including major accounting firms. Hyperion Software often provides installation and post-sale consulting support to build long-term customer relationships.


    Generate Follow-on Revenues. The company generates revenues from existing customers through the licensing of additional sites, the introduction of new products and license renewal fees. In addition, sales of training and consulting services to existing customers represents a significant portion of the company's total service revenues. Follow-on revenues leverage sales and marketing resources and strengthen the company's relationships with its customers.


PRODUCTS AND SERVICES


    The company's product line provides executives, managers, analysts and accountants with the capability to collect, process, report and analyze business information. The company's Hyperion Enterprise and Micro Control products consolidate and report financial and other business data; Hyperion Pillar is used for corporate budgeting and financial planning; Hyperion Financials is used for corporate accounting; Hyperion OnTrack is a complete Visual Information Access software product; and Hyperion Forms is used to design, implement and control forms for detailed and consistent data collection. The company also offers installation, training, consulting and support services.


PRODUCTS


    Hyperion Enterprise. Hyperion Enterprise, released in July 1991 and now in its third major release, is an advanced business information consolidation and reporting product designed to take advantage of the capabilities of the Microsoft Windows graphical operating environment. The company began development of Hyperion Enterprise in mid-1988 as a new product that combines powerful consolidation and reporting capabilities with an open architecture and administrative ease of use made possible through the graphical user interface of Windows. Hyperion Enterprise reflects the company's thirteen years of experience in financial and business information software, and is targeted to corporations that have committed to a Windows standard and direction. The company has provided a migration path to Hyperion Enterprise for Micro Control or FASTAR users who may decide to adopt Windows, but intends to continue to offer both character-based and Windows products to the financial reporting and consolidation market. The company derived approximately 61%, 50% and 20% of its worldwide total revenues from Hyperion Enterprise licenses and related services during fiscal 1995, 1994 and 1993, respectively.

    A Hyperion Enterprise headquarters site license is priced at $150,000 ($175,000 for the SQL version), with administrative and reporting site licenses priced at $30,000 and $6,000, respectively, or less, depending on the number of sites.

    Micro Control. Micro Control was introduced in 1982 and is now in its eighth major release. Micro Control consolidates, reports and maintains, in one integrated database, a company's financial and statistical reporting information, including actual, budget, forecast, plan and prior years' data. The company derived approximately 13%, 25% and 51% of its worldwide total revenues from Micro Control licenses and related services during fiscal 1995, 1994 and 1993, respectively.

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

    Hyperion Pillar. Hyperion Pillar is a complete solution for corporate planning needs. It facilitates the collaborative, iterative process of enterprise-wide budgeting and forecasting. Hyperion Pillar helps give the corporate plan greater credibility by allowing for line managers to assume full accountability for their budgets. The software enables users to build up their budgets from a series of line items the way they think--in units, rates and/or amounts. Product security features ensure that planning managers have complete control over which users have access to what data. Hyperion Pillar is a Windows-based solution with flexible import/export capabilities for interaction with virtually all financial software systems. The product easily allows for changes in corporate structure or reporting lines--making it easy to change the plan as the company evolves. Hyperion Pillar is typically licensed to user groups of 10 or more, priced at $45,000 for 10 end users.

    Hyperion Financials. Hyperion Financials accounting products allow an enterprise to control the detailed collection and reporting of day-to-day business transactions. Hyperion Financials products are designed for fast installation and easy maintenance. Superior integration among modules allows users to drill-down from ledger information to supporting subsystem transactions.

    Hyperion Ledger, released in March 1995, is a Windows-based general ledger accounting system for large, corporate client/server environments. Hyperion Ledger controls the management of a full range of advanced accounting functions, including flexible account structures, intercompany transaction control, multi-currency processing, and complex consolidation processing. A Hyperion Ledger headquarters site license is priced at $120,000 per server.

    Hyperion Reporting, released in March 1995, is a powerful graphical tool for presenting financial data in business formats such as cash flow reports, profit and loss statements, and balance sheets. A Hyperion Reporting headquarters site license is priced at $30,000 per server.

    Hyperion Tools, released in March 1995, is an object-oriented development environment that runs under Microsoft Windows. It allows an organization to customize Hyperion Software applications or build complementary applications to extend its corporate systems. A Hyperion Tools headquarters site license is priced at $45,000 per server.

    Hyperion Admin, released in March 1995, provides system control for the Hyperion Financials installation. User-defined parameter settings allow customers to tailor security and processes to meet unique business requirements. Benefits of Hyperion Admin include reduced maintenance and increased system integrity. Simplified set-up functions and predefined values allow for quicker installation. A Hyperion Admin headquarters site license is priced at $60,000 per server.

    Hyperion Payables is expected to be released commercially this fall. Subsequent Hyperion Financials product releases will include Hyperion Purchasing, Hyperion Receivables and Hyperion Assets.


    Hyperion OnTrack. Hyperion OnTrack, introduced in 1989 and now in its third major release, is a Windows-based, Visual Information Access product. Hyperion OnTrack provides senior executives, managers and analysts with access to business information through an attractive, intuitive user interface. Presentation of information from a variety of sources, which may include one of the company's financial reporting software products, is easily accomplished through a set of Windows-based system administration facilities. Information from mainframe or network-based systems, such as marketing, sales, human resources or production data, and external information, such as stock price quotations or economic data, may also be incorporated. Graphics and spreadsheets are easily integrated. A key benefit to Hyperion OnTrack is greatly reduced development and maintenance effort in comparison to traditional mainframe-based systems.

    OnRequest, a module of Hyperion OnTrack, was released in June 1992. OnRequest incorporates Trinzic Corp.'s Forest and Trees product into Hyperion OnTrack, providing access to a number of SQL databases.

    A headquarters site license for OnTrack is priced at $85,000, with administrative and reporting site licenses priced at $10,000 and $5,000, respectively, or less, depending on the number of sites. An OnRequest license for application development, including 10 end user versions of Forest and Trees, is priced at $15,000.


    Hyperion Forms. Hyperion Forms, commercially released in fiscal year 1994, is a Microsoft Windows-based product used to control a full range of data collection and forms management functions. Hyperion Forms supports financial workflow by accelerating and securing data collecting and transferring procedures. It provides customers with the ability to design custom forms for detailed data entry and transfer data into Hyperion Forms from virtually any corporate database.


    A headquarters site license for Hyperion Forms is priced at $60,000, with remote locations priced at $2,000 per site.

SERVICES


    The company provides design consulting and implementation support for its products and their operation on local or wide area networks and offers a range of administrator and end-user courses at its training facilities or at the customer's site. Implementation, consulting and training services are not included in software license fees but are provided on a time and materials basis. This allows the customer to determine the level of support appropriate to its needs and permits the company to provide high quality services on a profitable basis.

    Following product implementation, a customer has the option to receive support under a standard license renewal and maintenance fee and may choose, through payment of a retainer, to receive ongoing product consulting services at a discount from standard rates. Under the terms of the company's standard license agreement, customers, at their option, pay a license renewal and maintenance fee annually. The annual fee charged to a customer is generally a fixed percentage of the then-current list prices for the licensed software used by the customer (subject to a 10% limit on the permitted increase in any one year). This fee entitles customers to support, including a user hotline and electronic bulletin board, and to any updates and enhancements provided for their software. The company's product support function provides a hotline, collects and evaluates requests for enhancement of products and together with the product management and planning group, coordinates the design, development and releases of new products and product enhancements.

    An active user group, including a steering committee and product enhancement sub-committees, works closely with the company in helping to define product enhancement priorities and directions. A U.S. user group meeting, attended by over 1,300 users from 625 companies in May 1995, is held annually. Regional user meetings and product-specific focus groups are also scheduled periodically, including an annual European user group meeting.


CUSTOMERS AND APPLICATIONS

    The company markets its products worldwide to multi-divisional or multi-locational organizations which have extensive operations and significant information management requirements. Examples of the use of Hyperion Software products by the company's clients include the following:


    - A leading international home appliance manufacturer and marketer has implemented Hyperion Enterprise as part of its global financial information process re-engineering initiative. Operating in more than 120 countries, sites from around the world were previously faxing data to corporate headquarters, where the data was manually entered into spreadsheets. The entire process was "extremely tedious and prone to error," according to the customer. Now, Hyperion Enterprise is addressing the customer's expanding global information requirements, providing easy access to data, direct links to spreadsheets and easy system maintenance, all within a Microsoft Windows-based computing environment.

    - A healthcare company eliminated tedious re-keying of data and dramatically reduced manual input by using Hyperion Enterprise for its worldwide financial information requirements. An expanding presence in Europe and the addition of a new line of over-the-counter products required that the customer keep track of an extensive amount of product data on a global basis. Essential business data of the customer includes knowing where and when sales are made, products are introduced, and whether budgets are being achieved. Hyperion Enterprise 's flexible reporting, dynamic links to spreadsheet products, speed, and access to both detail and top-level data for more than 500 products is the cornerstone for this data.

    - A leading, worldwide, personal computer manufacturer using Hyperion Pillar has reduced its budget roll-up process from three days to three hours. According to the computer company's finance group, it now spends 80 percent of its time on analysis and 20 percent on mechanics. Prior to installing Hyperion Pillar, the customer used a spreadsheet-based system and applied as much as 80 percent of its time verifying numbers.

    The company has licensed its software to over 2,300 corporate headquarters customers. In the past three fiscal years, no one customer accounted for more than 10% of total revenues. The company's customers include the following:

COMPUTERS & SOFTWARE        UTILITIES & ENERGY             COMMUNICATIONS
--------------------        ------------------             --------------
3COM                        Arco Oil & Gas                 Ameritech
Amdahl                      BP Exploration                 AT&T

AST Research                         Canadian Occidental               Bell Atlantic
AT&T                                 Chevron                           BellSouth International
Bull                                 Citizens Utilities                GTE
Compaq Computer                      Conoco                            ITT
Dell Computer                        Mobil Oil                         ICL
Digital Equipment                    Northwest Utilities               NYNEX
Microsoft                            Pennzoil                          SNET
Motorola                             Santa Fe Energy Resources         Southwestern Bell
Novell                               Southern California Gas           Sprint
Wang                                 Tenneco                           Turner Broadcasting  System

CHEMICALS                            PHARMACEUTICALS                   FINANCIAL SERVICES
---------                            ---------------                   ------------------
E.I. duPont de Nemours               American Home Products            American Express
Eastman Kodak                        Bristol-Myers Squibb              Bank of America
Hercules                             Eli Lilly Canada                  The Bank of New York
Monsanto                             Johnson & Johnson                 National Westminster Bancorp
PPG Industries                       Merck & Co.                       Skandia International
The Sherwin-Williams Company         Upjohn                            Shawmut Bank
Union Carbide

FOOD & BEVERAGE                      CONSUMER GOODS                    INSURANCE
---------------                      --------------                    ---------
Burger King                          American Brands                   Aetna
CPC International                    Black & Decker                    Guardian Life Insurance
Dannon                               Clairol                           Kemper Life
Dole                                 Colgate-Palmolive                 Liberty Mutual Group
General Mills                        Eveready Battery                  Metropolitan Life
Hiram Walker-Allied Vintners         Gillette                          Principal Mutual Life
H.J. Heinz                           Goodyear                          Prudential Insurance
Kraft General Foods                  Levi Strauss & Co.                St. Paul Companies
McDonald's                           Mattel                            TIAA
Nabisco                              Nike                              The Travelers
Pepsi-Cola International             Reckitt & Colman
Philip Morris                        Sony USA
Sara Lee                             Timex
                                     Whirlpool


SALES AND MARKETING


    The company has a direct sales force comprised of 131 sales personnel as of June 30, 1995. The company supports its sales force with lead generation and marketing programs which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communication programs. The company has sales offices at its headquarters in Stamford, Connecticut and in: Amsterdam, Atlanta, Baltimore, Boston, Brussels, Chicago, Dallas, Denver, Detroit, Foster City, Frankfurt, Houston, Linz, London, Los Angeles, Madrid, Manchester, Milan, Newark, Ottawa, Paris, Philadelphia, Raleigh, Rome, Sacramento, San Francisco, Seattle, Singapore, St. Louis, Stockholm, Tokyo, Toronto and Washington, DC. Product support and training are available as well through many of these locations.

    The company markets its products outside of North America through a combination of subsidiaries and independent distributors. These distributors are managed through the company's operations facility in Milan, Italy, which is staffed by 16 company personnel. The company has license and distribution agreements with independent distributors in: Australia, Japan, Mexico, Hong Kong, New Zealand, South Africa, Southeast Asia and Switzerland. The company's distributors include affiliates of Arthur Andersen & Co. in Japan and Switzerland, and of KPMG Peat Marwick in Australia and New Zealand. The distributors generally maintain sales and service personnel dedicated solely to the company's products. The distribution agreements between the company and its distributors generally provide for the exclusive right to offer the company's products within a territory, in return for royalties typically equal to 50% of license and license renewal fees. In each of its 1995, 1994 and 1993 fiscal years, approximately 28.1%, 26.7% and 25.5%, respectively, of the company's total revenues were derived from sources outside of the United States.


    Because the company generally ships its products shortly after license agreements are signed, the company's software licensing backlog is typically small.

PRODUCT DEVELOPMENT


    To date, all of the company's principal products have been developed by its internal staff except for Hyperion Pillar, which was acquired in connection with the company's acquisition of Pillar Corporation (November 1994), and portions of Hyperion OnTrack and Hyperion Forms. When developing a new product or enhancement, the company works closely with current and prospective customers to determine their requirements. A user product enhancement committee, comprised of representatives of certain of the company's customers, meets quarterly and advises the company of their priorities for product development and enhancement, as well as product support service.

     The company's current product development efforts are primarily focused on Hyperion Financials, and on maintaining the competitiveness of its current product line, including development of the next releases of Hyperion Enterprise, Hyperion Pillar, Hyperion OnTrack and Hyperion Forms. Also under development for release this fall is Hyperion Analyst. This new product will provide multi-dimensional, on-line analysis capabilities tailored to the specialized requirements of working with financial and accounting data. The company generally releases enhancements to its products every 12 to 18 months. As of June 30, 1995, the company's product development was performed by 183 employees primarily located at its Stamford, Connecticut headquarters.


    During fiscal 1995, 1994 and 1993, the company's product development expense, which is net of capitalized development costs, was $20,980,000, $12,767,000 and $9,196,000, or 15.3%, 13.5% and 13.8% of total revenues, respectively. In accordance with Statement of Financial Accounting Standards No. 86, the company capitalizes certain development costs. During fiscal 1995, 1994 and 1993, the company capitalized $5,207,000, $4,009,000 and $2,050,000, respectively, or 19.9%, 23.9% and 18.2% of total product development expenditures.

COMPETITION


    The principal competitive factors in the markets served by the company include product quality, functionality, speed, reliability and ease of use, customer satisfaction, service, price, vendor reputation and financial stability. The company believes that its products currently compete favorably with respect to such factors, although it may be at a competitive disadvantage against companies with greater financial, marketing, service and support and technological resources.

    The company experiences competition from applications software vendors and from software developed by the MIS departments of its potential customers. Many of the company's potential customers utilize software developed internally for mainframes or minicomputers. The market for Windows-based, client/server corporate financial software is still an emerging market and is not well established. As the market for the company's products develops, additional competitors may enter the market and competition may intensify. Some of the company's current and potential competitors have significantly greater development, marketing and capital resources than the company. While Hyperion Software is anticipating formidable competition with respect to Hyperion Financials, the company believes the widespread presence and acceptance of its financial management and budgeting solutions in the marketplace will serve to establish the position of Hyperion Financials in the emerging client/server, corporate accounting applications market.


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


    Customers are billed an initial license fee for the software upon delivery and, subsequently, are billed an annual license renewal fee entitling them to routine support and product updates. The license renewal fee is typically calculated at a fixed percentage of the then-current price of all licensed software used by the customer, subject to a maximum year-to-year increase of 10%. The annual license renewal is optional; however, without renewing, the licensee is entitled only to use the software in its then current form, without receiving future updates or product support. See "Services."


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

EMPLOYEES

    As of July 31, 1995, the company employed a total of 846 employees, including 215 in marketing and sales, 546 in product development, support and technical services, and 85 in management, administration and finance. None of the company's employees is represented by a labor union. The company has experienced no work stoppages and believes that its employee relations are good.

The executive officers of the company are as follows:

      Name                         Age  Position
      ----                         ---  --------
James A. Perakis................   51   President and Chief Executive Officer and Director
Terence W. Rogers...............   53   Executive Vice President
David M. Sample.................   47   Senior Vice President
Lucy Rae Ricciardi..............   53   Senior Vice President and Chief Financial Officer
John N. Adinolfi................   45   Vice President - Marketing
Thomas E. Bell..................   41   Vice President - Hyperion Financials Business Group
Gordon O. Rapkin................   40   Vice President - Hyperion Enterprise Business Group
Craig M. Schiff.................   40   Vice President - Products and Services and Secretary

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


    Mr. Rogers has served as Executive Vice President of the company since August 1993. From August 1991 to August 1993, Mr. Rogers served as Vice President - Communications Products Division of Lotus Development Corporation, a developer and marketer of applications software and information services. From April 1990 to August 1991, Mr. Rogers was Vice President - Spreadsheet Development of Lotus. Prior to April 1990, Mr. Rogers served in a variety of senior development positions at IBM.

    Mr. Sample has served as Senior Vice President of the company since July 1993. From July 1986 to July 1993, Mr. Sample served as Vice President - Sales of the company. From 1978 to July 1986, Mr. Sample was associated with the Business Information Services Division of Control Data Corporation, most recently as a District Sales Manager.

    Ms. Ricciardi was appointed Senior Vice President of the company in July 1995. From February 1990 to July 1995, Ms. Ricciardi served as Vice President - Finance and Chief Financial Officer of the company. From February 1988 to February 1990, Ms. Ricciardi served as Director of Finance of the company. Prior to 1988, Ms. Ricciardi was associated with Dun & Bradstreet, most recently in its Acquisitions Analysis Group.


    Mr. Adinolfi has served as Vice President - Marketing of the company since March 1987. Prior to March 1987, Mr. Adinolfi served in a variety of software and product management positions with Dun & Bradstreet.


    Mr. Bell has served as Vice President - Hyperion Financials Business Group of the company since April 1994. From May 1991 to April 1994, Mr. Bell served first as Director of Software Architecture and later as Director of Programming of the company. Prior to May 1991, Mr. Bell served as Director of Development with Must Software, a spin-off from Dun & Bradstreet.

    Mr. Rapkin has served as Vice President - Hyperion Enterprise Business Group of the company since April 1994. From November 1992 to April 1994, Mr. Rapkin served as Vice President - Product Management and Planning. From October 1988 to November 1992, Mr. Rapkin served as Vice President - Product Development of the company. From 1981 to October 1988, Mr. Rapkin served as Senior Director, Product Development of Comshare, Inc., an applications software company.


    Mr. Schiff has served as Vice President -- Products and Services of the company since July 1985. Mr. Schiff originally joined the company in July 1983. Prior to July 1983, Mr. Schiff served in a variety of customer service and support positions with General Electric Information Services.

ITEM 2.  PROPERTIES


    The company's principal administrative, marketing and product development and support facilities are located in Stamford, Connecticut, where the company leases approximately 73,600 square feet under several agreements that expire in the second quarter of fiscal 1996. The annual base rent (not including operating expenses, insurance, property taxes and assessments) is approximately $1,300,000 and is subject to an annual adjustment in accordance with the Consumer Price Index. The company also leases regional office space for its local sales and service needs.

    On January 20, 1995, the company completed the purchase of an office facility in Stamford, Connecticut, for $11.4 million. The purchase price was financed by the Connecticut Development Authority ("CDA," an agency of the State of Connecticut) through a $9.5 million mortgage loan, with company funds used for the balance. In the interest of Connecticut-based jobs, the CDA agreed to such financing over a 15-year period at LIBOR minus 2%, subject to, among other things: (i) the creation of a specified number of new Connecticut-based jobs,
(ii) a 10-year residency in the state, and (iii) the payment of the remaining unpaid principal at the end of year ten. Violations of certain such covenants, if any, would result in additional interest charges and/or a penalty payment. The new location, to be ready this fall, has approximately 200,000 square feet of existing office space and it allows for future expansion of up to 300,000 square feet of additional space.


ITEM 3.  LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The company's common stock trades on The Nasdaq Stock Market under the symbol HYSW. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported on The Nasdaq Stock Market.

Fiscal 1994:                                                   High          Low
-----------------------------------------------------------------------------------
    First quarter                                            $21 3/4        $16
    Second quarter                                            27 3/4         18 1/4
    Third quarter                                             29 1/4         21
    Fourth quarter                                            26 3/4         18
FISCAL 1995:                                                   HIGH          LOW
    First quarter                                            $37 1/2        $21 1/4
    Second quarter                                            40 1/4         32
    Third quarter                                             49 3/4         34 3/4
    Fourth quarter                                            49             31 1/4
 FISCAL 1996:                                                  HIGH          LOW
    First quarter (through September 15th)                   $53 3/4        $44

    The company has never declared or paid any cash dividends on its capital stock. The company currently intends to retain all earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future. The company's credit agreement with its bank contains covenants that restrict the company regarding the payment of dividends.

    As of September 15, 1995, the company had 108 stockholders of record and approximately 2,000 beneficial holders of its common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

                                                                                YEAR ENDED JUNE 30
                                          ----------------------------------------------------------------------------
                                             1995              1994           1993              1992(b)         1991
                                          ----------------------------------------------------------------------------
STATEMENT OF INCOME DATA (A)
REVENUES
   Software licenses                      $  77,985          $ 51,687       $ 35,801          $ 28,609       $ 20,100
   License renewals and services             59,156            42,575         30,844            20,242         15,204
                                          ---------------------------------------------------------------------------
Total revenues                              137,141            94,262         66,645            48,851         35,304

COSTS AND EXPENSES
Cost of revenues:
   Software licenses                          4,454             2,820          1,841             1,309            815
   License renewals and services             36,443            24,921         18,541            12,249         10,282
Sales and marketing                          44,324            30,036         21,325            17,504         11,440
Product development                          20,980            12,767          9,196             6,944          6,177
Purchased research and development                                             2,600
General and administrative                   11,302             9,703          8,407             5,790          4,671
Merger and integration                        1,000
                                          ---------------------------------------------------------------------------
                                            118,503            80,247         61,910            43,796         33,385
                                          ---------------------------------------------------------------------------
OPERATING INCOME                             18,638            14,015          4,735             5,055          1,919
Interest income                               1,620               851            605               569            179
Interest expense                               (119)             (117)          (137)             (439)          (557)
                                          ---------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                   20,139            14,749          5,203             5,185          1,541
Provision for income taxes                    8,000             6,140          2,860             2,750          1,834
                                          ---------------------------------------------------------------------------
NET INCOME (LOSS)                         $  12,139(C)       $  8,609       $  2,343(d)       $  2,435       $   (293)
                                          ===========================================================================
EARNINGS (LOSS) PER SHARE
   Primary                                $    1.40(C)       $   1.04       $    .30(d)       $    .35       $   (.06)
   Fully diluted                          $    1.39(C)       $   1.04       $    .29(d)       $    .34       $   (.06)
AVERAGE NUMBER OF SHARES OUTSTANDING
   Primary                                    8,658             8,292          7,750             7,053          5,124
   Fully diluted                              8,740             8,300          7,952             7,123          5,124

                                                     JUNE 30
                            -------------------------------------------------------------
                              1995          1994         1993        1992(b)       1991
                            -------------------------------------------------------------
BALANCE SHEET DATA (A)
Working capital             $ 37,306      $34,829      $25,839      $24,590      $ 6,058
Total assets                 146,158       94,715       67,358       52,670       25,871
Total long-term debt           8,910                                               2,731
Stockholders' equity          71,706       53,661       40,683       32,894        9,903

(a) Includes Pillar Corporation (see Note B to the accompanying consolidated financial statements).

(b) Reflects the initial public offering of the company's common stock in November 1991.

(c) Includes nonrecurring merger and integration charges relating to the acquisition of Pillar Corporation, which had the effect of reducing net income by approximately $1,000 or $.11 per share.

(d) Includes a one-time charge relating to the fiscal 1993 purchase of research and development, which had the effect of reducing net income by approximately $1,560 or $.20 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

IMRS Inc., now doing business as Hyperion Software ("Hyperion Software" or the "company"), derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial fee for the software upon delivery. A license renewal fee entitling customers to routine support and product updates is billed annually. Hyperion Software licenses its products throughout the world primarily through a direct sales force. In certain territories outside of North America, products are licensed through independent distributors, including major accounting firms. The company includes in revenues its net share of revenues generated by distributors.

On November 29, 1994, the company completed its acquisition of Pillar Corporation, a California-based provider of Windows-based corporate budgeting and planning products. The company's financials have been restated for all prior periods to include Pillar. For further details of the merger, see below and Note B of the accompanying consolidated financial statements.

FISCAL 1995 COMPARED TO FISCAL 1994

REVENUES

                                            1995            CHANGE         1994
--------------------------------------------------------------------------------
Software licenses                         $77,985            50.9%       $51,687
Percentage of total revenues                 56.9%                          54.8%
--------------------------------------------------------------------------------
License renewals and services             $59,156            38.9%       $42,575
Percentage of total revenues                 43.1%                          45.2%

Software license revenues rose primarily as a result of an increase in the number of licenses sold versus, for example, price increases. Demand for the company's Microsoft Windows-based enterprise financial management and planning products continues to be strong. Windows-based product licenses comprise more than 90% of the company's total software license revenues.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for fiscal 1995 and 1994 were $38,471 and $25,136, or 28.1% and 26.7% of total revenues, respectively.

COST OF REVENUES

                                            1995            CHANGE         1994
---------------------------------------------------------------------------------
Software licenses                          $ 4,454            57.9%       $ 2,820
Gross profit percentage                       94.3%                          94.5%
---------------------------------------------------------------------------------
License renewals and services              $36,443            46.2%       $24,921
Gross profit percentage                       38.4%                          41.5%
---------------------------------------------------------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues principally reflects the associated increase in the number of software licenses sold and the amortization of capitalized costs ($997) related to new products and product enhancements. The amortization of capitalized software costs commences upon the general release of the software to customers.

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

OPERATING EXPENSES

                                             1995            CHANGE        1994
--------------------------------------------------------------------------------
Sales and marketing                       $  44,324           47.6%      $30,036
Percentage of total revenues                   32.3%                        31.9%
--------------------------------------------------------------------------------
Product development                       $  20,980           64.3%      $12,767
Percentage of total revenues                   15.3%                        13.5%
--------------------------------------------------------------------------------
General and administrative                $  11,302           16.5%      $ 9,703
Percentage of total revenues                    8.2%                        10.3%
--------------------------------------------------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales/marketing personnel, an increase in commission costs directly associated with the significant increase in software license revenues, and, to a lesser extent, greater overall marketing initiatives.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In fiscal 1995 and 1994, the company capitalized $5,207 and $4,009 of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("FAS-86"). The amounts capitalized by the company in 1995 and 1994 primarily relate to the company's development of Microsoft Windows-based financial management and accounting applications for client/server environments and represented 19.9% and 23.9%, respectively, of total product development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

The increase in general and administrative expenses resulted from increases in personnel and professional services costs incurred to support the growth of the company's overall operations, partially offset by a decrease in the provision for doubtful accounts from the requirement of the prior year.

On November 29, 1994, the company issued 570,796 shares of its common stock (including 73,485 shares underlying options and warrants assumed by Hyperion Software) in connection with the merger with Pillar Corporation. Pillar, based in California, develops, markets and supports Microsoft Windows and Macintosh-based corporate budgeting and planning products. Pillar generated revenues of approximately $10,000 for its year ended September 30, 1994. The acquisition has been accounted for as a pooling of interests and, accordingly, the financial statements have been restated for all prior periods to include Pillar. Further, all common share and per share data have been restated for prior periods. In connection with the acquisition, the company charged $1,000 to operations in fiscal 1995 for nonrecurring merger and integration costs incurred. For further details, see Note B of the accompanying consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

NONOPERATING INCOME AND EXPENSE

                                             1995            CHANGE           1994
----------------------------------------------------------------------------------
Interest income                             $1,620           90.4%           $ 851
----------------------------------------------------------------------------------
Interest expense                            $ (119)          1.7%            $(117)
----------------------------------------------------------------------------------

Interest income increased due to a general rise in interest rates and the increase in cash available for investment which resulted from operations.

PROVISION FOR INCOME TAXES

The company's effective income tax rate decreased from 41.6% to 39.7%, as a greater portion of the company's earnings arose in certain jurisdictions where the income tax rates are lower, offset 1.9% by nondeductible merger costs.

NET INCOME

As a result of the above factors, net income for 1995 increased to $12,139, or by 41%, from $8,609 for 1994.

To date, the overall impact of inflation on the company has not been material.

Accounting standards promulgated by, among others, the Financial Accounting Standards Board change periodically. Changes in such standards may have a negative impact on the company's future financial results.

FISCAL 1994 COMPARED TO FISCAL 1993

REVENUES

                                             1994               CHANGE         1993
------------------------------------------------------------------------------------
Software licenses                          $51,687               44.4%       $35,801
Percentage of total revenues                  54.8%                             53.7%
------------------------------------------------------------------------------------
License renewals and services              $42,575               38.0%       $30,844
Percentage of total revenues                  45.2%                             46.3%
------------------------------------------------------------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold. Demand for the company's Microsoft Windows-based products rose sharply. In 1994, Windows-based product licenses comprised 92.4% of the company's total software license revenues, up from 60.5% for 1993. While the company intends to continue enhancing its DOS-based product, Micro Control, it expects the trend toward the Windows market to continue. Accordingly, the company has extended its suite of integrated, Windows-based, client/server products, including Hyperion Forms, data collection and forms management software; Hyperion Enterprise 1.8 which allows for the use of Sybase SQL Server or Microsoft SQL Server for the Hyperion database, providing open access and scalability of hardware for server processing; and Hyperion Financials, a line of transaction-based accounting applications, which was subject to internal and external testing in fiscal 1994 through commercial release in March 1995. Hyperion Forms and Hyperion Enterprise 1.8 were delivered in December 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for fiscal 1994 and 1993 were $25,136 and $16,973, or 26.7% and 25.5% of total revenues, respectively.

COST OF REVENUES

                                              1994              CHANGE         1993
------------------------------------------------------------------------------------
Software licenses                           $ 2,820             53.2%        $ 1,841
Gross profit percentage                        94.5%                            94.9%
------------------------------------------------------------------------------------
License renewals and services               $24,921              34.4%       $18,541
Gross profit percentage                        41.5%                            39.9%
------------------------------------------------------------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues resulted principally from the amortization of capitalized costs related to new products and product enhancements, which commenced upon the general release of the software to customers in the second half of fiscal 1993 and in the second quarter of fiscal 1994.

The increase in the cost of license renewal and service revenues was due primarily to additional staffing expense for both installation and ongoing support services.

OPERATING EXPENSES

                                                    1994                CHANGE        1993
--------------------------------------------------------------------------------------------
Sales and marketing                                $30,036               40.8%       $21,325
Percentage of total revenues                          31.9%                             32.0%
--------------------------------------------------------------------------------------------
Product development                                $12,767               38.8%       $ 9,196
Percentage of total revenues                          13.5%                             13.8%
--------------------------------------------------------------------------------------------
General and administrative                         $ 9,703               15.4%       $ 8,407
Percentage of total revenues                          10.3%                             12.6%
--------------------------------------------------------------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales/marketing personnel, greater overall marketing initiatives and an increase in commission costs directly associated with the significant increase in software license revenues.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In fiscal 1994 and 1993, the company capitalized $4,009 and $2,050 of software development costs, respectively, in accordance with FAS-86. The amounts capitalized by the company in 1994 and 1993 primarily relate to the company's development of Microsoft Windows-based financial management applications for client/server environments and represented 23.9% and 18.2%, respectively, of total product development expenditures. In addition to Hyperion Forms, Hyperion Enterprise 1.8 and Hyperion Financials, as mentioned above, various other development and major product enhancement projects, which costs are required to be capitalized under FAS-86, were in process during the year ended June 30, 1994. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

Currently, Hyperion Financials represents the company's largest development project. It began in February 1993 with the technology acquisition from MAI Systems Corporation for $2,600. The substance of the transaction represented the purchase of research and development and, as such, is included as a one-time charge in the company's operating results. The charge had the effect of reducing net income for fiscal 1993 by approximately $1,560 or $.20 per share.

The increase in general and administrative expenses resulted from increases in personnel and professional services costs incurred to support the growth of the company's overall operations, as well as an increase in the provision for doubtful accounts directly associated with the significant increase in revenues.

NONOPERATING INCOME AND EXPENSE

                                          1994               CHANGE        1993
--------------------------------------------------------------------------------
Interest income                          $ 851                40.7%       $ 605
--------------------------------------------------------------------------------
Interest expense                         $(117)               14.6%       $(137)
--------------------------------------------------------------------------------

Interest income increased primarily due to the increase in cash available for investment which resulted from 1994's operations.

PROVISION FOR INCOME TAXES

The company's effective income tax rate decreased from 55% to 41.6%. The higher rate in 1993 primarily reflects an increase in the valuation allowance for deferred tax assets in 1993, while the allowance remained essentially unchanged in 1994.

NET INCOME

As a result of the above factors, net income for 1994 increased to $8,609, or by 267.4%, from $2,343 for 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

QUARTERLY FINANCIAL INFORMATION

The following table sets forth certain unaudited operating results for each of the company's eight most recent fiscal quarters. This information has been prepared by the company on the same basis as its audited consolidated financial statements appearing elsewhere in this Annual Report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the company's audited consolidated financial statements and notes thereto. The company's operating results for any one quarter or series of quarters are not necessarily indicative of results for any future period.

                                                                     Quarter Ended
                        -----------------------------------------------------------------------------------------------------
                          June         March        Dec.         Sept.        June         March           Dec.        Sept.
                        30, 1995     31, 1995     31, 1994      30, 1994     30, 1994     31, 1994       31, 1993    30, 1993
                        -----------------------------------------------------------------------------------------------------
                                                        (In thousands, except per share data)
                                                                     (unaudited)
Total revenues          $50,676      $30,082      $30,055       $26,328      $35,616      $21,348        $20,273      $17,025
Operating income         10,868        1,941        3,009*        2,820        8,359        2,782          2,064          810
Net income                6,860        1,397        2,011*        1,871        5,034        1,723          1,295          557
Earnings per share          .78          .16          .23*          .22          .60          .21            .16          .07

* Includes nonrecurring merger and integration charges relating to the acquisition of Pillar Corporation, which had the effect of reducing operating and net income by approximately $1,000 or $.11 per share.

The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, and new product development by the company or its competitors. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately following quarters. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the financial reporting and consolidation market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the company has financed its business principally through positive cash flow from operations, long-term and short-term borrowings and sales of its common stock. For fiscal years 1995, 1994, and 1993, the company generated positive cash flow from operations of $28,936, $19,707, and $6,626, respectively.

Cash used by investing activities amounted to $34,316 for fiscal 1995, $14,308 for the purchase of a Stamford, Connecticut office facility (including closing and other related intangible costs), $12,880 for leasehold improvements and purchases of equipment and software, $5,207 for product development costs and $1,921 for deposits and intangible assets (primarily related to the reacquisition, from independent distributors, of exclusive rights to license company products in certain territories of Europe).

Financing activities in fiscal 1995, including a mortgage loan and stock options exercised by employees, generated cash of $12,911. The mortgage relates to reduced rate (currently 5.75%) financing of $9,500 received on January 20, 1995 from an agency of the State of Connecticut in connection with the purchase of an office facility. The new location, which has approximately 200,000 square feet of existing office space, allows for future expansion of up to 300,000 square feet of additional space. In connection with the stock options exercised by certain of its employees (for a total of 397,878 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $3,195 for the year ended June 30, 1995.

As of June 30, 1995, the company had cash and cash equivalents of $45,494 and working capital of $37,306, no long-term debt other than the mortgage loan for the Stamford office facility, and its ratio of current assets to current liabilities was 1.6 to 1. Cash equivalents are comprised primarily of investment grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25,000 under a revolving credit facility. For further details of the credit facility, see Note E of the company's consolidated financial statements. The company anticipates capital expenditures of approximately $30,000 for its 1996 fiscal year, including $14,000 for the new office facility and $6,000 of capitalized product development costs. The company intends to continue to review potential acquisitions that it believes would enhance the company's growth and profitability. From time to time, in the normal course of business, various claims are made against the company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the company.

The company believes that funds generated from operations, existing cash balances and its available credit facility will be sufficient to finance the company's operations for at least the next two years.

                           ANNUAL REPORT ON FORM 10-K

                            YEAR ENDED JUNE 30, 1995

                           IMRS INC. AND SUBSIDIARIES
                           (d/b/a HYPERION SOFTWARE)

                             STAMFORD, CONNECTICUT


             ------------------------------------------------------


                            ITEM 8 AND ITEM 14(a)(1)

                         REPORT OF INDEPENDENT AUDITORS
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
IMRS Inc.

We have audited the accompanying consolidated balance sheet of IMRS Inc. (d/b/a Hyperion Software) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMRS Inc. (d/b/a Hyperion Software) and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                       /s/ Ernst & Young LLP

Stamford, Connecticut
July 20, 1995

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                           Consolidated Balance Sheet
                     (In thousands, except for share data)

                                                                                                        JUNE 30,
                                                                                                  1995          1994
                                                                                                ----------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                     $ 45,494      $ 37,913
  Accounts receivable -- net of allowances of $2,500 and $1,640                                   48,006        33,830
  Prepaid expenses and other current assets                                                        4,124         1,704
  Deferred income taxes                                                                            2,059           770
                                                                                                ----------------------
TOTAL CURRENT ASSETS                                                                              99,683        74,217

Property and equipment -- at cost, less accumulated depreciation and amortization of
  $13,570 and $8,607                                                                              32,093        10,265
Product development costs -- at cost, less accumulated amortization of $4,604 and $2,355           9,401         6,443
Goodwill and other intangible assets -- at cost, less accumulated amortization of $4,337
  and $3,605                                                                                       3,007         2,671
Deposits and other assets                                                                          1,974         1,119
                                                                                                ----------------------
Total assets                                                                                    $146,158      $ 94,715
                                                                                                ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                         $ 13,050      $  7,917
  Accrued employee compensation and benefits                                                      14,879         8,727
  Income taxes payable                                                                             3,108         1,229
  Deferred revenue                                                                                30,599        21,055
  Notes payable                                                                                      741           460
                                                                                                ----------------------
TOTAL CURRENT LIABILITIES                                                                         62,377        39,388

  Mortgage payable                                                                                 8,910

  Deferred income taxes                                                                            3,165         1,666

COMMITMENTS AND CONTINGENCIES - Note H

Stockholders' equity:
  Preferred stock -- $.01 par value; authorized -- 1,000,000 shares;
    none issued
  Common stock -- $.01 par value; authorized -- 15,000,000 shares;
    issued -- 10,189,033 and 9,791,155 shares                                                        102            98
  Additional paid-in capital                                                                      64,364        57,496
  Retained earnings                                                                               20,659         9,536
  Currency translation adjustments                                                                  (386)         (436)
  Treasury stock, at cost -- 2,160,420 shares                                                    (13,033)      (13,033)
                                                                                                ----------------------
TOTAL STOCKHOLDERS' EQUITY                                                                        71,706        53,661
                                                                                                ----------------------
Total liabilities and stockholders' equity                                                      $146,158      $ 94,715
                                                                                                ======================


See accompanying notes.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                        Consolidated Statement of Income
                     (In thousands, except per share data)


                                                         YEAR ENDED JUNE 30,
                                                   1995         1994         1993
                                                 ---------------------------------
REVENUES
  Software licenses                              $ 77,985      $51,687     $35,801
  License renewals and services                    59,156       42,575      30,844
                                                 ---------------------------------
Total revenues                                    137,141       94,262      66,645

COSTS AND EXPENSES
Cost of revenues:
  Software licenses                                 4,454        2,820       1,841
  License renewals and services                    36,443       24,921      18,541
Sales and marketing                                44,324       30,036      21,325
Product development                                20,980       12,767       9,196
Purchased research and development                                           2,600
General and administrative                         11,302        9,703       8,407
Merger and integration                              1,000
                                                 ---------------------------------
                                                  118,503       80,247      61,910
                                                 ---------------------------------
OPERATING INCOME                                   18,638       14,015       4,735

Interest income                                     1,620          851         605
Interest expense                                     (119)        (117)       (137)
                                                 ---------------------------------
INCOME BEFORE INCOME TAXES                         20,139       14,749       5,203

Provision for income taxes                          8,000        6,140       2,860
                                                 ---------------------------------

NET INCOME                                       $ 12,139      $ 8,609     $ 2,343
                                                 =================================

EARNINGS PER SHARE
  Primary                                           $1.40        $1.04        $.30
  Fully diluted                                     $1.39        $1.04        $.29

AVERAGE NUMBER OF SHARES OUTSTANDING
  Primary                                           8,658        8,292       7,750
  Fully diluted                                     8,740        8,300       7,952



See accompanying notes.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                 Consolidated Statement of Stockholders' Equity
                     (In thousands, except for share data)


                                           Common Stock
                                           ------------        Additional     Retained      Currency
                                                      Par        Paid-in      Earnings     Translation     Treasury
                                          Shares     Value       Capital     (Deficit)     Adjustments       Stock
                                        ---------------------------------------------------------------------------
Balance at June 30, 1992                 8,937,569    $ 89       $47,254     $ (1,416)            -        $(13,033)
  Exercise of stock options/sale of
    shares                                 572,115       6         4,621
  Income tax benefit from exercise of
    stock options                                                  1,392
  Currency translation effect                                                                 $(573)
  Net income                                                                    2,343
                                        ---------------------------------------------------------------------------
Balance at June 30, 1993                 9,509,684      95        53,267          927          (573)        (13,033)
  Exercise of stock options/sale of
    shares                                 281,471       3         3,029
  Income tax benefit from exercise of
    stock options                                                  1,200
   Currency translation effect                                                                  137
   Net income                                                                   8,609
                                        ---------------------------------------------------------------------------
Balance at June 30, 1994                 9,791,155      98        57,496        9,536          (436)        (13,033)
  Charge reflecting change in Pillar
    Corporation's fiscal year                                                  (1,016)
  Exercise of stock options                397,878       4         3,673
  Income tax benefit from exercise of
    stock options                                                  3,195
  Currency translation effect                                                                    50
  Net income                                                                   12,139
                                        ---------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995                10,189,033    $102       $64,364      $20,659         $(386)       $(13,033)
                                        ===========================================================================


See accompanying notes.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                      Consolidated Statement of Cash Flows
                                 (In thousands)


                                                                                YEAR ENDED JUNE 30,
                                                                         1995          1994           1993
                                                                       -------------------------------------
OPERATING ACTIVITIES
Net income                                                             $ 12,139      $  8,609       $  2,343
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                         8,338         5,347          3,357
    Accounts receivable allowance provisions                              1,667         2,029          1,205
    Deferred income taxes                                                   210         2,312           (513)
    Charge reflecting change in Pillar Corporation's fiscal year         (1,016)
    Changes in operating assets and liabilities:
      Accounts receivable                                               (15,843)      (12,126)        (8,343)
      Prepaid expenses and other assets                                  (2,463)          161          1,551
      Accounts payable and accrued expenses                              11,286         3,898          2,581
      Income taxes payable                                                5,074           448            781
      Deferred revenue                                                    9,544         9,029          3,664
                                                                       -------------------------------------
Cash provided by operating activities                                    28,936        19,707          6,626

INVESTING ACTIVITIES
Purchase of office facility                                             (14,308)
Leasehold improvements and purchases of furniture, equipment and
  software                                                              (12,880)       (5,740)        (4,995)
Product development costs                                                (5,207)       (4,009)        (2,050)
Acquisition of business                                                                               (1,764)
Deposits and intangible assets                                           (1,921)                        (329)
                                                                       -------------------------------------
Cash used by investing activities                                       (34,316)       (9,749)        (9,138)

FINANCING ACTIVITIES
Notes payable -- proceeds (payments), net                                  (309)          309           (271)
Mortgage payable -- proceeds                                              9,500
Exercise of stock options by employees/sale of common stock               3,720         2,989          4,067
                                                                       -------------------------------------
Cash provided by financing activities                                    12,911         3,298          3,796

Effect of exchange rate changes                                              50           137           (367)
                                                                       -------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                     7,581        13,393            917
Cash and cash equivalents at beginning of year                           37,913        24,520         23,603
                                                                       -------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 45,494      $ 37,913       $ 24,520
                                                                       =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income taxes                                                         $  2,716      $  2,170       $    746
  Interest ($243 capitalized in 1995)                                       311            69            112



See accompanying notes.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                   Notes to Consolidated Financial Statements


BUSINESS

IMRS Inc., now doing business as Hyperion Software ("Hyperion Software" or the "company"), develops, markets and supports corporate financial software applications for client/server environments. The company's Windows-based, client/server product suite includes a wide spectrum of accounting, management reporting, financial consolidation, budgeting and information access software. Customers consist primarily of large multinational corporations.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. The related revenues, costs and expenses are translated at average rates of exchange prevailing during the reporting period. Translation adjustments resulting from this process are charged or credited to stockholders' equity.

Revenue Recognition

Software license revenues are recognized upon execution of the license agreement and delivery of the software. In all cases, however, collection of any related receivable must be probable and no significant post-contract obligations of the company shall be remaining.

License renewal fees, for routine support and product updates, are recognized ratably over the term of the license agreement.

Current Assets and Liabilities

The company considers highly liquid investment instruments with remaining terms of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are comprised primarily of investment grade U.S. state and political subdivision obligations.

All other current assets and liabilities are stated at cost, which approximates market value, because of their short-term nature.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Product Development Costs

The company begins capitalizing product development costs, principally wages and contractor fees, only after establishing commercial and technical viability. Product development costs are stated at the lower of cost or net realizable value. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues for the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally such deferred costs are amortized over four years. Amortization commences when the product is available for general release to customers. Amortization expense totaled $2.2 million for 1995, $1.3 million for 1994 and $.6 million for 1993.

Depreciation/Amortization

Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the applicable assets.

Income Taxes

The company provides for taxes based on current taxable income and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities.

Earnings Per Share

Earnings per share ("EPS") are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period after giving effect to the merger with Pillar Corporation (see Note B below). For primary EPS, common equivalent shares are shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares assumed to be purchased by the company with the proceeds obtained therefrom at the average market price during the period. For the fully diluted EPS calculation, shares are assumed to be purchased by the company at the higher of the average or period-end market price and, therefore, this calculation may include additional equivalent shares.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

B. ACQUISITIONS

On November 29, 1994, the company issued 570,796 shares of its common stock (including 73,485 shares underlying options and warrants assumed by Hyperion Software) in connection with the merger with Pillar Corporation ("Pillar"). Pillar, based in California, develops, markets and supports Microsoft Windows and Macintosh-based corporate budgeting and planning products. The acquisition has been accounted for as a pooling of interests. Accordingly, the financial statements have been restated for all prior periods to include Pillar. Further, all common share and per share data have been restated for prior periods.

For the pre-merger periods indicated, revenues and net income of the company and Pillar are as follows, in thousands:

                             Three months ended           Year ended June 30,
                             September 30, 1994           1994           1993
-------------------------------------------------------------------------------
                                (unaudited)
REVENUES
  Hyperion Software                $22,470                $84,384       $61,025
  Pillar                             3,858                  9,878         5,620
-------------------------------------------------------------------------------
                                   $26,328                $94,262       $66,645
===============================================================================

NET INCOME
  Hyperion Software                $ 1,225                $ 8,470       $ 4,284
  Pillar                             1,016                    139        (1,941)
    adjustment (a)                    (370)
-------------------------------------------------------------------------------
                                   $ 1,871                $ 8,609       $ 2,343
===============================================================================

(a) To adjust the provision for income taxes to reflect, on a combined company basis, the annual effective tax rate.

Pillar previously used the fiscal year ended September 30 for its financial reporting. Pillar's operating results for the years ended September 30, 1994 and 1993 are included in the accompanying statement of income in the columns headed June 30, 1994 and 1993, respectively. The statement of income's comparative 1995 results reflect the operations of Hyperion Software and Pillar for the year ended June 30, 1995. The balance sheet at June 30, 1994 has been derived from the combination of the audited consolidated financial statements of Hyperion Software at that date and the audited financial statements of Pillar as of September 30, 1994. Accordingly, the duplication of Pillar's net income, for the three months ended September 30, 1994, in retained earnings has been adjusted by a $1 million charge to retained earnings in fiscal 1995.

In connection with the acquisition, the company charged $1 million to operations for nonrecurring merger and integration costs (principally professional fees) incurred.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

B. ACQUISITIONS (CONTINUED)

On February 12, 1993, the company acquired, from MAI Systems Corporation, client/server accounting and related applications technology for $2.6 million. The substance of the transaction represented the purchase of research and development and, as such, is included as a one-time charge in the company's operating results. The charge had the effect of reducing net income for fiscal 1993 by approximately $1.6 million or $.20 per share.

C. PROPERTY, EQUIPMENT AND RELATED MORTGAGE LOAN

Property and equipment consists of the following at June 30:

                                                                      Depreciation/
                                                                      Amortization
                                                    1995      1994      Period
------------------------------------------------------------------------------------
                                                   (In thousands)       (years)
Land                                              $ 3,800
Office facilities in progress                      10,508                  39
Furniture, equipment and software                  29,106    $17,670     3 to 7
Leasehold improvements                              2,249      1,202   lease term*
--------------------------------------------------------------------
                                                   45,663     18,872
Less accumulated depreciation and amortization     13,570      8,607
--------------------------------------------------------------------
                                                  $32,093    $10,265
====================================================================

* Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvements.

Depreciation and amortization of these assets totaled $5.4 million, $3.2 million and $2.2 million for 1995, 1994 and 1993, respectively.

On January 20, 1995, the company completed the purchase of an office facility in Stamford, Connecticut for $11.4 million. The purchase price was financed by the Connecticut Development Authority ("CDA," an agency of the State of Connecticut) through a $9.5 million mortgage loan, with company funds used for the balance. In the interest of Connecticut-based jobs, the CDA agreed to such financing over a 15-year period at LIBOR minus 2%, subject to, among other things: (i) the creation of a specified number of new Connecticut-based jobs,
(ii) a 10-year residency in the state, and (iii) the payment of the remaining unpaid principal at the end of year ten. Violations of certain such requirements, if any, would result in additional interest charges and/or a penalty payment.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

D. GOODWILL AND OTHER INTANGIBLE ASSETS

Components of intangible assets, which relate primarily to business acquisitions, are as follows at June 30:

                                                                           Amortization
                                                    1995         1994         Period
---------------------------------------------------------------------------------------
                                                    (In thousands)            (years)
Goodwill                                          $2,687       $2,649         9 to 20
Software/technology                                2,089        2,089         4 to 6
Customer base                                      1,019        1,019            5
Product distribution and service rights              809                      3 to 7
Noncompete agreements                                476          476            3
Copyrights, trademarks and other                     264           43         various
---------------------------------------------------------------------
                                                   7,344        6,276
Less accumulated amortization                      4,337        3,605
---------------------------------------------------------------------
                                                  $3,007       $2,671
=====================================================================

The carrying value of intangible assets will be reviewed by management if the facts and circumstances suggest that the value(s) may be impaired. If this review indicates that the carrying amount(s) will not be recoverable, as determined based on the undiscounted cash flows attributable to such asset(s) over the remaining amortization period, management will reduce the carrying amount by the estimated shortfall of cash flows.

E. AVAILABLE CREDIT FACILITY

The company may borrow up to $25 million under an amended and restated credit facility (the "Facility") with The Bank of New York. Key provisions of the Facility are as follows: (i) the maturity date is June 30, 2000, (ii) the interest rate is the bank's base rate plus .25% or, at the company's option, LIBOR plus 1.5%, (iii) a commitment fee is charged based on any unused credit, at the rate of .25% per annum, and (iv) borrowings under the Facility are limited to the sum of (a) 85% of eligible accounts receivable, as defined, from debtors located in the United States, plus (b) 75% of eligible accounts receivable, as defined, from debtors located outside of the United States.

Other significant terms of the Facility restrict the company regarding the payment of dividends, capital expenditures and acquisitions, and additional indebtedness, including other fiscal commitments, and require the company to maintain minimum net worth and working capital ratios and to meet certain profitability criteria, as defined. Except for its office facilities (see Note
C), substantially all of the company's assets have been pledged as security under terms of the Facility.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

F. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred tax assets and liabilities at June 30 are as follows:

                                                                          1995         1994
---------------------------------------------------------------------------------------------
                                                                           (In thousands)
Deferred income tax assets:
 Net operating loss carryforwards                                        $ 5,143       $4,092
 Deferred revenue                                                          1,777        1,509
 Accounts receivable, allowances                                             795          577
 Tax credit carryforwards                                                    675          675
 Other intangible assets, amortization                                       347          668
 Other                                                                       340          508
---------------------------------------------------------------------------------------------
                                                                           9,077        8,029
 Less valuation allowance                                                  5,985        5,782
---------------------------------------------------------------------------------------------
                                                                           3,092        2,247
---------------------------------------------------------------------------------------------
Deferred income tax liabilities:
 Product development costs                                                 3,855        2,642
 Property and equipment, depreciation                                        325          439
 Other                                                                        18           62
---------------------------------------------------------------------------------------------
                                                                           4,198        3,143
---------------------------------------------------------------------------------------------
Net deferred income tax liability                                        $(1,106)      $ (896)
=============================================================================================

The provision for income taxes consists of the following charges (credits):

                            1995        1994       1993
--------------------------------------------------------
                                  (In thousands)
Current:
  U.S.                     $5,211      $2,271     $2,200
  State                     1,709         957        946
  Other countries             870         600        227
--------------------------------------------------------
                            7,790       3,828      3,373
--------------------------------------------------------
Deferred:
  U.S.                        252       1,766       (400)
  State                                   588       (134)
  Other countries             (42)        (42)        21
--------------------------------------------------------
                              210       2,312       (513)
--------------------------------------------------------
                           $8,000      $6,140     $2,860
========================================================

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

F. INCOME TAXES (CONTINUED)

The effective income tax rate varied from the statutory U.S. federal tax rate as follows:

                                                        1995        1994        1993
-------------------------------------------------------------------------------------
Statutory U.S. tax rate                                 35.0%       35.0%       34.0%
   State income taxes, net of U.S. tax benefit           5.6         6.9         9.6
   Valuation change deferred tax assets                  1.0         1.5        17.0
   Tax exempt interest                                  (1.9)       (1.3)       (3.0)
   Export sales                                         (2.4)        (.9)       (2.6)
   Other net                                             2.4          .4
-------------------------------------------------------------------------------------
Effective income tax rate                               39.7%       41.6%       55.0%
=====================================================================================


The company has net operating loss (NOL) carryforwards of $16.2 million and tax credit carryforwards of $.8 million, primarily acquired through the merger with Pillar Corporation (see Note B), which expire as follows:

                                                           NOL             Tax Credit
Year                                                  Carryforwards       Carryforwards
---------------------------------------------------------------------------------------
                                                               (In thousands)
1998                                                   $     629
1999                                                       1,325
2000                                                       2,063
2004                                                       3,948              $193
2005                                                       2,790                67
2006 and thereafter                                        2,711               240
No expiration date                                         2,775               309
---------------------------------------------------------------------------------------
                                                         $16,241              $809
=======================================================================================


The company's utilization of acquired NOL and tax credit carryforwards is subject to annual limitations as prescribed by Sections 382 and 383 of the Internal Revenue Code and similar state authority.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

G. STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS

Under the company's stock option plans and its employee stock purchase plan ("Plans") and under certain employee compensation arrangements, 2,582,258 (782,289 under the employee stock purchase plan) shares of common stock are reserved for issuance to eligible participants at June 30, 1995.

Changes in outstanding options were as follows:

                                                         Price Range             Shares
----------------------------------------------------------------------------------------
Outstanding, June 30, 1992                            $  .415 -   $39.09       1,693,027
  Options granted:
     Plans                                               1.96 -    18.00         216,777
  Options exercised:
     Plans                                               .415 -    17.50        (179,613)
     Compensation arrangements                           .415 -     5.50        (234,000)
  Options forfeited:
     Plans                                               1.96 -    17.50          (5,224)
----------------------------------------------------------------------------------------
Outstanding, June 30, 1993                               .415 -    39.09       1,490,967
----------------------------------------------------------------------------------------
  Options granted:
     Plans                                               3.13 -    31.27         405,479
  Options exercised:
     Plans                                               1.50 -    19.50        (144,387)
     Compensation arrangements                            .75 -     5.50        (106,722)
  Options forfeited:
     Plans                                               1.96 -    18.25         (10,771)
----------------------------------------------------------------------------------------
Outstanding, June 30, 1994                               .415 -    39.09       1,634,566
----------------------------------------------------------------------------------------
  Options granted:
     Plans                                               9.38 -    47.00         304,627
  Options exercised:
     Plans                                               .415 -    28.50        (217,978)
     Compensation arrangements                            .75 -     5.50        (179,900)
  Options forfeited:
     Plans                                               1.96 -    39.09         (14,471)
----------------------------------------------------------------------------------------
OUTSTANDING, JUNE 30, 1995                            $   .75 -   $47.00       1,526,844
========================================================================================

Generally, options under the stock option plans expire 10 years after the date of grant, are granted at prices not less than fair market value and become exercisable over two- to four-year periods. Under the employee stock purchase plan, shares of the company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last business day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation, up to 500 shares, during an offering period. Options granted under employee compensation arrangements become exercisable and expire over various periods. At June 30, 1995, 991,720 options outstanding for common stock were exercisable and the average option price for all outstanding options was $12.73 per share. Outstanding options expire on various dates beginning October 1, 1996 and ending on June 18, 2005.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

G. STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)

The company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax compensation, but not more than approximately $9,000 per calendar year. The company contributes to the plan, annually, up to a maximum of $1,000 per participant. A similar savings plan is maintained with respect to certain non-U.S. employees. In fiscal 1995, 1994 and 1993, the company contributed $.7 million, $.5 million and $.4 million, respectively, to the savings plans.

H. COMMITMENTS AND CONTINGENCIES

The company leases office facilities and certain equipment under various operating lease agreements. The leases expire at various times through the year 2000.

Future minimum lease payments under all operating leases with noncancellable terms in excess of one year amount to $12.9 million as follows (in millions):
$3.9 in 1996, $3.1 in 1997, $2.3 in 1998, $2 in 1999 and $1.6 in 2000. Certain
of the office leases provide as well for contingent payments based on building operating expenses. Rental expense for the years ended June 30, 1995, 1994 and 1993 under all lease agreements was $4.4 million, $2.9 million and $2.6 million, respectively.

From time to time, in the normal course of business, various claims are made against the company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the company.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

I.  FINANCIAL DATA BY GEOGRAPHIC AREA

                                                                   Other
                                   U.S.            U.K.        International
                                Operations      Operations       Operations       Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------
                                                                 (In thousands)
1995
Revenues:
  Customers                       $115,284       $13,290         $ 8,567                             $137,141
  Intercompany                       6,212                         3,935           $(10,147)
---------------------------------------------------------------------------------------------------------------
      Total                        121,496        13,290          12,502           $(10,147)          137,141
===============================================================================================================
Operating income (loss)             23,120           928          (5,410)                              18,638
===============================================================================================================
Identifiable assets               $128,033       $ 9,781         $ 8,344                             $146,158
===============================================================================================================


1994
Revenues:
  Customers                       $ 82,581       $ 9,070         $ 2,611                             $ 94,262
  Intercompany                       2,900                         3,913           $ (6,813)
---------------------------------------------------------------------------------------------------------------
      Total                         85,481         9,070           6,524           $ (6,813)           94,262
===============================================================================================================
Operating income (loss)             14,174           667            (826)                              14,015
===============================================================================================================
Identifiable assets               $ 86,132       $ 5,413         $ 3,170                             $ 94,715
===============================================================================================================

1993
Revenues:
  Customers                       $ 56,898       $ 8,007         $ 1,740                             $ 66,645
  Intercompany                       1,895                         2,215           $ (4,110)
---------------------------------------------------------------------------------------------------------------
      Total                         58,793         8,007           3,955             (4,110)           66,645
===============================================================================================================
Operating income (loss)              4,536           858            (651)          $     (8)            4,735
===============================================================================================================
Identifiable assets               $ 61,232       $ 4,547         $ 1,579                             $ 67,358
===============================================================================================================

"Other International Operations" relate primarily to subsidiaries in Austria, Belgium, Canada, France, Germany, Italy, Netherlands and Singapore. Intercompany revenues between geographic areas are accounted for at prices representative of unaffiliated party transactions of a similar nature.

Revenues from markets outside the United States were as follows (dollars in thousands):

                                             1995         1994           1993
-------------------------------------------------------------------------------
U.K. operations                            $13,290      $ 9,070         $ 8,007
Other international operations               8,567        2,611           1,740
Export                                      16,614       13,455           7,226
-------------------------------------------------------------------------------
                                           $38,471      $25,136         $16,973
===============================================================================
Percentage of total revenues                    28%          27%             25%
===============================================================================

The majority of "Export" revenues, some of which are generated through independent distributors, results from product licenses and services sold to customers throughout Europe.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

J. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended June 30, 1995 (thousands of dollars, except per share data):

-----------------------------------------------------------------------------------
FISCAL 1995                       SEPT. 30     DEC. 31       MARCH 31       JUNE 30
-----------------------------------------------------------------------------------
Total revenues                    $26,328      $30,055        $30,082       $50,676
Gross profit                       17,924       20,993         20,291        37,036
Net income                          1,871        2,011*         1,397         6,860
Earnings per share                    .22          .23*           .16           .78

-----------------------------------------------------------------------------------
Fiscal 1994                      Sept. 30      Dec. 31       March 31       June 30
-----------------------------------------------------------------------------------
Total revenues                    $17,025      $20,273        $21,348       $35,616
Gross profit                       11,399       14,375         14,648        26,099
Net income                            557        1,295          1,723         5,034
Earnings per share                    .07          .16            .21           .60

* Includes nonrecurring merger and integration charges relating to the acquisition of Pillar Corporation, which had the effect of reducing net income by approximately $1,000 or $.11 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the sections entitled "Election of Directors" and "Reports About Ownership of the company's Common Stock," which are incorporated herein by reference to the company's Proxy Statement for its 1995 Annual Meeting of Stockholders. See also the section entitled "Executive Officers of the Company" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

   See the section entitled "Compensation Information Concerning Directors and Officers," which is incorporated herein by reference to the company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   See the section entitled "Principal Holders of Voting Securities," which is incorporated herein by reference to the company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   See the section entitled "Certain Transactions," which is incorporated herein by reference to the company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1) The consolidated financial statements of IMRS Inc. and Subsidiaries (d/b/a Hyperion Software) are included in Item 8:

           Consolidated Balance Sheet as of June 30, 1995 and 1994

           Consolidated Statement of Income for the years ended June 30, 1995, 1994 and 1993

           Consolidated Statement of Stockholders' Equity for the years ended June 30, 1995, 1994 and 1993

           Consolidated Statement of Cash Flows for the years ended June 30, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements

      (2) Financial statement schedule, which is included at the end of this report:

           Schedule VIII - Valuation and Qualifying Accounts

           All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

      (3)  Exhibits:

Exhibit No.  Description
-----------  -----------
    3.1 (b)   -   Restated Certificate of Incorporation of the company.
    3.2 (b)   -   By-laws, as amended and restated, of the company.
   10.1 (b)   -   1985 Incentive Stock Option Plan.
   10.2 (b)   -   1989 Stock Option Plan.
   10.3 (b)   -   1991 Stock Plan.
   10.4 (b)   -   1991 Employee Stock Purchase Plan.
   10.5 (b)   -   1991 Non-Employee Director Stock Option Plan.
   10.6 (b)   -   Sub-Lease Agreement with Amstar Corporation for the lease of premises located at 777
                  Long Ridge Road, Stamford, CT
   10.7 (b)   -   Sub-Lease Agreement with Citicorp North America, Inc. for the lease of premises located at 777 Long Ridge Road, Stamford, CT.
   10.8 (b)   -   Sub-Lease Agreement with National Reinsurance Corporation for the lease of premises located at 777 Long Ridge Road, Stamford, CT.
   10.9 (c)   -   Amended and Restated Credit Agreement with The Bank of New York and the signatory banks thereto, dated as of May 1, 1992 (including forms of guaranty and security agreement, and pledge agreement).
  10.10 (b)   -   Registration Rights Agreement among the company and certain holders of Common Stock of the company, dated as of August 9, 1991

Exhibit No.       Description
-----------       -----------
     10.11 (f)     -    Employment Agreement with James A. Perakis, dated as of August 1, 1993.
     10.12 (f)     -    Employment Agreement with David M. Sample, dated as of July 1, 1994.
     10.13 (f)     -    Employment Agreement with Lucy Rae Ricciardi, dated as of July 1, 1994.
     10.14 (f)     -    Employment Agreement with Craig M. Schiff, dated as of July 1, 1994.
     10.15 (f)     -    Employment Agreement with John N. Adinolfi, dated as of July 1, 1994
     10.16 (f)     -    Employment Agreement with Gordon O. Rapkin, dated as of July 1, 1994.
     10.17 (b)     -    Agreement with Marco Arese Lucini, dated as of October 1, 1990.
     10.18 (b)     -    Stock Option Agreement with Harry S. Gruner, dated as of December 22, 1989.
     10.19 (b)     -    Employment Agreement with Thomas Bell, dated as of July 1, 1994.
     10.20 (b)     -    Form of Software License Agreement.
     10.21 (b)     -    Consulting Agreement with Natcom Consulting Services Ltd., dated as of January 1,
                        1988.
     10.22 (b)     -    Consulting Agreement with Natcom Consulting Services Ltd., dated as of January 1,
                        1991, and amendments thereto.
     10.23 (b)     -    Software Development License Agreement with Teknedata S.R.L.
     10.24 (b)     -    Lease with 1033 Washington Blvd. Associates, dated as of December 23, 1985 and amended thereto.
     10.25 (h)     -    Purchase and Sale Agreement with Combustion Engineering, Inc., dated January 20, 1995, regarding the purchase of an office facility.
     10.26 (h)     -    Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding the financing of an office facility (including related Promissory Note and
                        Mortgage Deed).
     10.27 (b)     -    License Agreement with KPMG Peat Marwick Hungerfords Managements Consultants dated as of June 8, 1989.
     10.28 (b)     -    Trademark and Tradename License Agreement with KPMG of Hong Kong.
     10.29 (b)     -    License Agreement with IMRS Nordic dated as of January 1, 1989.
     10.30 (b)     -    License Agreement with Prologic Decision Support (PTY) Ltd. dated as of March 28,
                        1991.
     10.31 (b)     -    License Agreement with Arthur Andersen Japan dated as of December 17, 1990.
     10.32 (a)     -    Software Development and License Agreement with Channel Computing, Inc., dated
                        February 27, 1992.
     10.33 (b)     -    License Agreement with Arthur Andersen AG dated as of November 2, 1989.
     10.34         [Reserved]
     10.35         [Reserved]
     10.36 (a)     -    Distributor Agreement with Arthur Andersen Auditors, S.A. dated March 1, 1992.
     10.37 (a)     -    Distributor Agreement with Austrian Industries Informatics Ges.m.b.H dated July 1,
                        1992.
     10.38 (c)     -    Amendment to the Termination of the License Agreement with Sema Group Systems Limited,
                        Government and Commerce Division, dated March 31, 1992.
     10.39 (c)     -    Exclusive Sales Agency Agreement with Sema Group Systems Limited, Government and
                        Commerce Division, dated April 1, 1992.
     10.40 (c)     -    Business Purchase and Sale Agreement with Sema Group Systems Limited, Government and
                        Commerce Division, dated March 31, 1992, effective July 1, 1992.

Exhibit No.  Description
-----------  -----------
10.41 (d)     -   Asset Purchase and Sale Agreement between Columbia Software, Inc. and IMRS Inc., dated
                  January 21, 1993.
10.42 (d)     -   Asset Purchase and Sale Agreement between MAI Systems Corporation and IMRS Inc., dated
                  February 12, 1993.
10.43 (e)     -   Letter Agreement with Arthur Andersen AG, dated as of May 19, 1993, regarding distribution of company products in Switzerland and Liechtenstein.
10.44         -   Waiver and Amendment No. 2 to Amended and Restated Credit Agreement with The Bank of
                  New York and signatory banks thereto, dated as of June 30, 1995 (filed herewith).
10.45 (e)     -   Employment Agreement with Terence W. Rogers, dated as of July 16, 1993.
10.46 (f)     -   Distributor Agreement with Consultores de Integracion de Sistemas S.A. de C.V.
10.47 (f)     -   Distributor Agreement with Delteq Systems Pte Ltd.
10.48 (g)     -   Agreement and Plan of Reorganization dated as of November 7, 1994 by and among IMRS
                  Inc., IP Merger, Inc., Pillar Corporation and American Stock Transfer & Trust Company, as
                  escrow Agent.
10.49 (g)     -   Agreement and Plan of Merger dated as of November 29, 1994 among IMRS Inc., IP Merger,
                  Inc. and Pillar Corporation.
 11.1         -   Statement Re: Computation of Earnings Per Share (filed herewith).
 22.1         -   Subsidiaries of the company (filed herewith).
 23.1         -   Consent of Ernst & Young LLP, independent auditors (filed herewith).

-----------------
     (a) Incorporated by reference to the exhibits to the registrant's Registration Statement on Form S-1 File No. 33-50694)

     (b) Incorporated by reference to the exhibits to the registrant's Registration Statement on Form S-1 File No. 33-42855).

     (c) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

     (d) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992.

     (e) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended June 30, 1993.

     (f) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

     (g) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, dated November 29, 1994, which was filed on December 14, 1994.

     (h) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed or were required to be filed by the registrant during the fourth quarter of the fiscal year ended June 30, 1995.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 27, 1995                    IMRS Inc. (d/b/a Hyperion Software)
                                             (Registrant)


                                             By: /s/ James A. Perakis
                                                --------------------------------
                                                 James A. Perakis
                                                 President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                           TITLE                                                           DATE
          ---------                           -----                                                           ----
          /S/ James A. Perakis               President, Chief Executive Officer and Director                 September 27, 1995
-------------------------------------------
              James A. Perakis

          /S/ Gary G. Greenfield             Director                                                        September 21, 1995
-------------------------------------------
              Gary G. Greenfield

          /S/ Harry S. Gruner                Director                                                        September 20, 1995
-------------------------------------------
              Harry S. Gruner

          /S/ William W. Helman IV            Director                                                       September 22, 1995
-------------------------------------------
              William W. Helman IV

          /S/ Marco Arese Lucini              Director                                                       September 21, 1995
-------------------------------------------
              Marco Arese Lucini

          /S/ Aldo Papone                     Director                                                       September 20, 1995
-------------------------------------------
              Aldo Papone

          /S/ Robert W. Thomson               Director                                                       September 24, 1995
-------------------------------------------
              Robert W. Thomson

          /S/ Lucy Rae Ricciardi              Senior Vice President and Chief Financial Officer              September 26, 1995
-------------------------------------------
              Lucy Rae Ricciardi

          /S/ Michael A. Manto                Corporate Controller                                           September 19, 1995
-------------------------------------------
              Michael A. Manto

ITEM 14(A)(2) AND ITEM 14(D). FINANCIAL STATEMENT SCHEDULE


                           IMRS INC. AND SUBSIDIARIES
                           (d/b/a Hyperion Software)

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

================================================================================

                                                                     Additions
                                                           ----------------------------
                                                                              Charged
                                           Balance at      Charged to        to Other                          Balance
                                           Beginning       Costs and         Accounts         Deductions-       at End
              Description                  of Period        Expenses      - Describe (a)       Describe       of Period
              -----------                  ----------------------------------------------------------------------------
For the year ended June 30, 1993
  Allowance for doubtful accounts,
    returns and discounts
                                              $1,055             739         466 (a)          1,044 (b)         $1,216

For the year ended June 30, 1994
  Allowance for doubtful accounts,
    returns and discounts
                                              $1,216           1,118         911 (a)          1,605 (b)         $1,640

For the year ended June 30, 1995
  Allowance for doubtful accounts,
    returns and discounts
                                              $1,640             320       1,347 (A)            807 (B)         $2,500

----------------
(a) Charged to revenues

(b) Write-offs, returns and discounts, net of recoveries