Form 10-Q
period 1995-09-30
IMRS INC
filed 1995-11-13
CIK 878594

                                11/10/95 9:31 PM

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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


    As of October 31, 1995, there were 8,183,940 shares of the Registrant's common stock, $.01 par value, outstanding.

================================================================================

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                                    Form 10-Q

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                        PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet  --
     September 30, 1995 and June 30, 1995..........................................     2

   Condensed Consolidated Statement of Income  --
     Three Months Ended September 30, 1995 and 1994................................     3

   Condensed Consolidated Statement of Cash Flows --
     Three Months Ended September 30, 1995 and 1994................................     4

   Notes to Condensed Consolidated Financial Statements  --
     September 30, 1995............................................................     5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..................................................     6

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...........................................    10

SIGNATURES.........................................................................    11


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

      For further information, refer to the IMRS Inc. annual report on Form
                     10-K for the year ended June 30, 1995.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)
                      Condensed Consolidated Balance Sheet
                      (In thousands, except for share data)

                                                                                SEPTEMBER 30,    JUNE 30,
                                                                                    1995           1995
                                                                                -------------------------
ASSETS                                                                          (UNAUDITED)       (NOTE)
Current assets:
   Cash and cash equivalents                                                     $  42,234      $  45,494
   Accounts receivable -- net of allowances of $2,600 and $2,500                    38,481         48,006
   Prepaid expenses and other current assets                                         3,010          4,124
   Deferred income taxes                                                             1,879          2,059
                                                                                 ------------------------
TOTAL CURRENT ASSETS                                                                85,604         99,683

Property and equipment -- at cost, less accumulated
  depreciation and amortization of $15,579 and $13,570                              37,734         32,093
Product development costs -- at cost, less accumulated
  amortization of $5,371 and $4,604                                                 10,082          9,401
Goodwill and other intangible assets -- at cost, less
  accumulated amortization of $4,557 and $4,337                                      3,891          3,007
Deposits and other assets                                                            2,190          1,974
                                                                                 ------------------------
Total assets                                                                     $ 139,501      $ 146,158
                                                                                 ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                         $  13,287      $  13,050
   Accrued employee compensation and benefits                                        7,936         14,879
   Income taxes payable                                                                645          3,108
   Deferred revenue                                                                 27,003         30,599
   Notes payable                                                                       710            741
                                                                                 ------------------------
TOTAL CURRENT LIABILITIES                                                           49,581         62,377

Mortgage payable                                                                     8,801          8,910
Deferred income taxes                                                                3,447          3,165

Stockholders' equity:
   Preferred stock -- $.01 par value; authorized -- 1,000,000 shares;
     none issued
   Common stock -- $.01 par value; authorized -- 15,000,000 shares;
   issued -- 10,342,466 and 10,189,033 shares                                          103            102
   Additional paid-in capital                                                       68,187         64,364
   Retained earnings                                                                22,875         20,659
 Currency translation adjustments                                                     (460)          (386)
    Treasury stock, at cost -- 2,160,420 shares                                    (13,033)       (13,033)
                                                                                 ------------------------
TOTAL STOCKHOLDERS' EQUITY                                                          77,672         71,706
                                                                                 ------------------------
Total liabilities and stockholders' equity                                       $ 139,501      $ 146,158
                                                                                 ========================

Note: the balance sheet at June 30, 1995 has been derived from the audited financial statements at that date.

See accompanying notes.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)
             Condensed Consolidated Statement of Income (Unaudited)
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           1995            1994
                                                       ------------------------
REVENUES
 Software licenses                                     $ 18,034        $ 13,591
 License renewals and services                           18,599          12,737
                                                       ------------------------
Total revenues                                           36,633          26,328

COSTS AND EXPENSES
Cost of revenues:
 Software licenses                                        1,017             750
 License renewals and services                           11,417           7,654
Sales and marketing                                      11,879           8,336
Product development                                       5,526           4,336
General and administrative                                3,612           2,432
                                                       ------------------------
                                                         33,451          23,508
                                                       ------------------------
OPERATING INCOME                                          3,182           2,820

Interest income                                             448             349
Interest expense                                            (24)            (28)
                                                       ------------------------
INCOME BEFORE INCOME TAXES                                3,606           3,141

Provision for income taxes                                1,390           1,270
                                                       ------------------------

NET INCOME                                             $  2,216        $  1,871
                                                       ========================
EARNINGS PER SHARE

 Primary                                                   $.25            $.22
 Fully diluted                                             $.25            $.22

AVERAGE NUMBER OF SHARES OUTSTANDING

 Primary                                                  8,945           8,510
 Fully diluted                                            8,978           8,614


See accompanying notes.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (In thousands)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           1995        1994
                                                       --------------------
CASH PROVIDED BY OPERATING ACTIVITIES                  $  5,827    $  6,785

INVESTING ACTIVITIES
  Office facilities in progress                          (4,074)
  Leasehold improvements and purchases of furniture,
   equipment and software                                (3,620)     (3,346)
  Product development costs                              (1,448)     (1,136)
  Deposits and intangible assets                           (486)
  Acquisition of business                                  (834)
                                                       --------------------
Cash used by investing activities                       (10,462)     (4,482)

FINANCING ACTIVITIES
  Principal payments on notes payable                      (140)         (5)
  Exercise of stock options by employees                  1,589         330
                                                       --------------------
Cash provided by financing activities                     1,449         325

Effect of exchange rate changes                             (74)         (8)
                                                       --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (3,260)      2,620
Cash and cash equivalents at beginning of period         45,494      37,913
                                                       --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 42,234    $ 40,533
                                                       ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Income taxes                                        $  1,157    $  1,303
   Interest ($133 capitalized in 1995)                      148          14


See accompanying notes.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1995


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended June 30, 1995.

In November 1994, the company completed a merger with Pillar Corporation ("Pillar"). Pillar, based in California, develops, markets and supports Windows-based corporate budgeting and planning products. The acquisition has been accounted for as a pooling of interests. Accordingly, the financial statements have been restated for all prior periods to include Pillar.

Earnings per share ("EPS") are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period after giving effect to the merger with Pillar. For primary EPS, common equivalent shares are shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares assumed to be purchased by the company with the proceeds obtained therefrom at the average market price during the period. For the fully diluted EPS calculation, shares are assumed to be purchased by the company at the higher of the average or period-end market price and, therefore, this calculation may include additional equivalent shares.

B. CONTINGENCIES

From time to time, in the normal course of business, various claims are made against the company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the company.

C. SUBSEQUENT EVENT

On November 11, 1995, the company agreed, in principle, subject to detailed specifications, to acquire certain rights from Sinper Corporation to its On-Line Analytical Processing ("OLAP") technology for $1.5 million and royalty payments based on future sales. The company expects to use the new technology in the development of "Hyperion OLAP," a value-added solution that will combine Hyperion's financial management technologies with an OLAP engine to address complex and high-volume, multi-dimensional analysis needs, such as product profitability and sales analysis. The $1.5 million payment would represent the purchase of research and development and is expected to be included as a one-time charge in the company's operating results for the quarter ending December 31, 1995.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                             (Dollars in thousands)

OVERVIEW

Hyperion Software, incorporated in 1981, develops, markets and supports complete financial management and accounting solutions for enterprise client/server environments. The company's software addresses the diverse accounting, financial consolidation, management reporting, budgeting and information access needs of large corporations worldwide. The company designs products specifically for network implementation, providing fast, multi-user access to centrally controlled and secure corporate data.

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

The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, and new product development by the company or its competitors. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately following quarters. Total revenues and net income were $36,633 and $2,216, respectively, for the first quarter of fiscal 1996, and $50,676 and $6,860, respectively, for the fourth quarter of fiscal 1995. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the financial reporting and consolidation market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

For further information, refer to the IMRS Inc. annual report on Form 10-K for the year ended June 30, 1995.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
                             (Dollars in thousands)

RESULTS OF OPERATIONS

REVENUES

                                        First Quarter Ended
September 30,                        1995     CHANGE     1994
-------------------------------    ------------------------------
Software licenses                  $18,034     32.7%   $13,591
Percentage of total revenues          49.2%               51.6%
-------------------------------    ------------------------------
License renewals and services      $18,599     46.0%   $12,737
Percentage of total revenues          50.8%               48.4%
-------------------------------    ------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. In particular, revenue growth was led by demand for the company's Microsoft Windows-based enterprise financial management and planning products, which continues to be strong.


The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for the quarters ended September 30, 1995 and 1994 were $11,763 and $6,133, or 32.1% and 23.3% of total revenues, respectively. Revenue growth was particularly strong in certain territories of Asia, Canada and in Europe, most notably in France and the Netherlands.

COST OF REVENUES

                                        First Quarter Ended
September 30,                         1995     CHANGE   1994
-------------------------------    -----------------------------
Software licenses                  $  1,017    35.6%   $  750
Gross profit percentage                94.4%             94.5%
-------------------------------    -----------------------------
License renewals and services      $ 11,417    49.2%   $7,654
Gross profit percentage                38.6%             39.9%
-------------------------------    -----------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues principally reflects the associated increase in the amortization of capitalized costs related to new products and product enhancements. The amortization of capitalized software costs commences upon the general release of the software to customers.

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

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
                             (Dollars in thousands)

OPERATING EXPENSES

                                          First Quarter Ended
September 30,                        1995      CHANGE       1994
-------------------------------    ----------------------------------
Sales and marketing                $11,879      42.5%     $ 8,336
Percentage of total revenues          32.4%                  31.7%
-------------------------------    ----------------------------------
Product development                $ 5,526      27.4%     $ 4,336
Percentage of total revenues          15.1%                  16.5%
-------------------------------    ----------------------------------
General and administrative         $ 3,612      48.5%     $ 2,432
Percentage of total revenues           9.9%                   9.2%
-------------------------------    ----------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel, an increase in commission costs directly associated with the significant increase in software license revenues and, to a lesser extent, greater overall marketing initiatives.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In the quarters ended September 30, 1995 and 1994, the company capitalized $1,448 and $1,136 of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized by the company primarily relate to the company's development of Microsoft Windows-based financial management and accounting applications for client/server environments and represented 20.8% of total product development expenditures. Capitalized software costs are amortized over the estimated useful life of the product, but generally not more than four years.

The increase in general and administrative expenses resulted from increases in personnel and professional services costs incurred to support the growth of the company's overall operations.

PROVISION FOR INCOME TAXES

The company's effective income tax rate decreased from 40.4% to 38.5%, as a greater portion of the company's operating profits arose in jurisdictions where the income tax rates are lower. The rate for the current period reflects the company's expectations for the full year ending June 30, 1996.

NET INCOME

As a result of the above factors, net income for the three-month period ended September 30, 1995 increased to $2,216, or by 18.4%, from $1,871 for the corresponding period of 1994.

To date, the overall impact of inflation on the company has not been material.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
                             (Dollars in thousands)

LIQUIDITY AND CAPITAL RESOURCES

To date, the company has financed its business principally through positive cash flow from operations, long-term and short-term borrowings and sales of its common stock. For fiscal years 1993, 1994 and 1995, and for the three months ended September 30, 1995, the company generated positive cash flow from operations of $6,626, $19,707, $28,936 and $5,827, respectively.

Cash used by investing activities amounted to $10,462 for the three months ended September 30, 1995, including $4,074 for office facilities in progress, $3,620 for leasehold improvements and purchases of equipment and software, $1,448 for product development costs, $486 for deposits and intangible assets and $834 to reacquire company product distribution and service rights for Scandinavia. Such exclusive rights were held by a Sweden-based distributor since 1989.

Financing activities in the quarter ended September 30, 1995, including stock options exercised by employees and payment of indebtedness, generated cash of $1,449. In connection with the stock options exercised by certain of its employees (for a total of 153,433 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $2,234 for the three months ended September 30, 1995.

As of September 30, 1995, the company had cash and cash equivalents of $42,234 and working capital of $36,023, no long-term debt other than the mortgage loan for the Stamford, Connecticut office facility, and its ratio of current assets to current liabilities was 1.7 to 1. Cash equivalents are comprised primarily of investment grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25,000 under a revolving credit facility. The company anticipates capital expenditures of approximately $30,000 for its 1996 fiscal year, including $14,000 to complete the office facilities and $6,000 of capitalized product development costs. The company intends to continue to review potential acquisitions that it believes would enhance the company's growth and profitability. From time to time, in the normal course of business, various claims are made against the company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the company.

The company believes that funds generated from operations, existing cash balances and its available credit facility will be sufficient to finance the company's operations for at least the next two years.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                           Part II. Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein: (11) Statement Re: Computation of Earnings Per Share.

The company did not file any reports on Form 8-K during the three months ended September 30, 1995.

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

                                    Form 10-Q

               for the three-month period ended September 30, 1995

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           IMRS Inc. (d/b/a Hyperion Software)



                           ----------------------------------------------------
                           Michael A. Manto                                Date
                           Corporate Controller



                           ----------------------------------------------------
                           Lucy Rae Ricciardi                              Date
                           Senior Vice President and Chief Financial Officer

              IMRS Inc. and Subsidiaries (d/b/a Hyperion Software)

   Exhibit (11) - Statement Re: Computation of Earnings Per Share (Unaudited)
                    (In thousands, except per share amounts)

                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             1995          1994
                                                            --------------------
PRIMARY
   Weighted average number of common
    shares outstanding                                       8,113         7,676
   Weighted average number of common
    equivalent shares outstanding                              832           834
                                                            --------------------
                                                             8,945         8,510
                                                            ====================
   Net income                                               $2,216        $1,871
                                                            ====================

   Per share amount                                         $.25          $.22
                                                            ====================

FULLY DILUTED
   Weighted average number of common
    shares outstanding                                       8,113         7,676
   Weighted average number of common
    equivalent shares outstanding                              865           938
                                                            --------------------
                                                             8,978         8,614
                                                            ====================

   Net income                                               $2,216        $1,871
                                                            ====================

   Per share amount                                           $.25          $.22
                                                            ====================