Form 10-Q
period 1995-12-31
IMRS INC
filed 1996-02-14
CIK 878594

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

           checkmark QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           ---------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO
                                        -------------  ----------------

                                -----------------

                         COMMISSION FILE NUMBER 0-19538

                          HYPERION SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            06-1326879
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                900 LONG RIDGE ROAD, STAMFORD, CONNECTICUT 06902
          (Address of principal executive offices, including zip code)

                                 (203) 703-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  checkmark   NO
                                      -------------   ---------
    As of January 31, 1996, there were 16,733,746 shares of the Registrant's common stock, $.01 par value, outstanding.

================================================================================

                 Hyperion Software Corporation and Subsidiaries

                                    Form 10-Q

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                        PAGE

Item 1. Financial Statements (Unaudited)
   Condensed Consolidated Balance Sheet -- December 31, 1995 and June 30, 1995.........................................  2

   Condensed Consolidated Statement of Income -- Three Months Ended
     December 31, 1995 and 1994; Six Months Ended December 31, 1995 and 1994...........................................  3

   Condensed Consolidated Statement of Cash Flows --
     Six Months Ended December 31, 1995 and 1994.......................................................................  4

   Notes to Condensed Consolidated Financial Statements -- December 31, 1995...........................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........................  7

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders............................................................  12

Item 6. Exhibits and Reports on Form 8-K...............................................................................  13

SIGNATURES.............................................................................................................  14


Hyperion, Financial Intelligence, Executive Forum, IMRS, Micro Control and OnRequest are registered trademarks and Hyperion Financials, Hyperion Enterprise, Hyperion Pillar, Hyperion Analyst, Hyperion OLAP, Hyperion Connect, Hyperion Retrieve, Hyperion Reporting, Hyperion Forms, Hyperion OnTrack, Hyperion Ledger, Hyperion Payables, Hyperion Admin, Hyperion Tools, Hyperion Purchasing, Hyperion Receivables, Hyperion Assets, Hyperion Software, Conversion Catalyst and LedgerLink are trademarks of the company. FYPlan and Pillar are registered trademarks and FYControl is a trademark of Hyperion Software, Pillar Group Inc., a wholly-owned subsidiary of the company. All other trademarks and company names mentioned are the property of their respective owners.

   For further information, refer to the IMRS Inc. (d/b/a Hyperion Software)
          annual report on Form 10-K for the year ended June 30, 1995, as well as the company's registration statement on Form S-3 declared effective
                               January 18, 1995.

                 Hyperion Software Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheet
                      (In thousands, except for share data)


                                                                    DECEMBER 31,  JUNE 30,
                                                                       1995         1995
                                                                    ----------------------
ASSETS                                                              (Unaudited)    (Note)
Current assets:

   Cash and cash equivalents                                        $  32,441    $  45,494
   Accounts receivable--net of allowances of $2,800 and $2,500         41,495       48,006
   Prepaid expenses and other current assets                            3,536        4,124
   Deferred income taxes                                                1,710        2,059
                                                                    ----------------------
TOTAL CURRENT ASSETS                                                   79,182       99,683
Property and equipment--at cost, less accumulated
 depreciation and amortization of $17,537 and $13,570                  47,694       32,093
Product development costs--at cost, less accumulated
 amortization of $6,159 and $4,604                                     10,743        9,401
Goodwill and other intangible assets--at cost, less
 accumulated amortization of $4,819 and $4,337                          5,333        3,007
Deposits and other assets                                               1,766        1,974
                                                                    ======================
Total assets                                                        $ 144,718    $ 146,158
                                                                    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                            $  14,271    $  13,050
   Accrued employee compensation and benefits                           9,057       14,879
   Income taxes payable                                                   305        3,108
   Deferred revenue                                                    27,422       30,599
   Notes payable                                                          678          741
                                                                    ----------------------
TOTAL CURRENT LIABILITIES                                              51,733       62,377

Mortgage payable                                                        8,691        8,910
Deferred income taxes                                                   2,709        3,165
Stockholders' equity:
   Preferred stock--$.01 par value; authorized--1,000,000 shares;
     none issued
   Common stock--$.01 par value; authorized--100,000,000 shares;
     issued--21,063,176 and 20,378,066 shares                             211          204
   Additional paid-in capital                                          70,727       64,262
   Retained earnings                                                   24,396       20,659
   Currency translation adjustments                                      (516)        (386)
   Treasury stock, at cost--4,329,464 and 4,320,840 shares            (13,233)     (13,033)
                                                                    ----------------------
TOTAL STOCKHOLDERS' EQUITY                                             81,585       71,706
                                                                    ----------------------
Total liabilities and stockholders' equity                          $ 144,718    $ 146,158
                                                                    ======================


Note: the balance sheet at June 30, 1995 has been derived from the audited financial statements at that date.

See accompanying notes.

                 Hyperion Software Corporation and Subsidiaries

             Condensed Consolidated Statement of Income (Unaudited)
                      (In thousands, except per share data)

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                           DECEMBER 31,            DECEMBER 31,
                                         1995         1994       1995        1994
                                       --------------------    --------------------
REVENUES
   Software licenses                   $ 21,146    $ 16,080    $ 39,180    $ 29,671
   License renewals and services         19,579      13,975      38,178      26,712
                                       --------------------    --------------------
Total revenues                           40,725      30,055      77,358      56,383

COSTS AND EXPENSES
Cost of revenues:
   Software licenses                      1,168         721       2,185       1,471
   License renewals and services         12,712       8,341      24,129      15,995
Sales and marketing                      11,919       9,763      23,798      18,099
Product development                       6,843       4,799      12,369       9,135
Purchased research and development        2,000                   2,000
General and administrative                4,051       2,422       7,663       4,854
Merger and integration                                1,000                   1,000
                                       --------------------    --------------------
                                         38,693      27,046      72,144      50,554
                                       --------------------    --------------------
OPERATING INCOME                          2,032       3,009       5,214       5,829

Interest income                             419         405         867         754
Interest expense                            (20)        (33)        (44)        (61)
                                       --------------------    --------------------
INCOME BEFORE INCOME TAXES                2,431       3,381       6,037       6,522

Provision for income taxes                  910       1,370       2,300       2,640
                                       --------------------    --------------------
NET INCOME                             $  1,521    $  2,011    $  3,737    $  3,882
                                       ====================    ====================
EARNINGS PER SHARE
   Primary                             $    .08    $    .12    $    .21    $    .23
   Fully diluted                       $    .08    $    .12    $    .21    $    .23

AVERAGE NUMBER OF SHARES OUTSTANDING
   Primary                               17,930      17,240      17,910      17,102
   Fully diluted                         17,930      17,294      17,943      17,248


   See accompanying notes.

                 Hyperion Software Corporation and Subsidiaries

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (In thousands)

                                                             SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                             1995        1994
                                                           --------------------
CASH PROVIDED BY OPERATING ACTIVITIES                      $  9,227    $ 11,655
INVESTING ACTIVITIES
   Office facilities in progress                            (12,246)
   Leasehold improvements and purchases of furniture,
     equipment and software                                  (7,402)     (6,170)
   Product development costs                                 (2,898)     (2,431)
   Deposits and intangible assets                              (159)     (1,530)
   Business acquisitions                                     (2,394)
                                                           --------------------
Cash used by investing activities                           (25,099)    (10,131)

FINANCING ACTIVITIES
   Principal payments on notes payable                         (282)        (50)
   Exercise of stock options by employees                     3,231       1,708
                                                           --------------------
Cash provided by financing activities                         2,949       1,658
Effect of exchange rate changes                                (130)         (6)
                                                           --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (13,053)      3,176
Cash and cash equivalents at beginning of period             45,494      37,913
                                                           --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 32,441    $ 41,089
                                                           ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
     Income taxes                                          $  2,378    $  1,816
     Interest ($266 capitalized in 1995)                        294          35


     See accompanying notes.

                 Hyperion Software Corporation and Subsidiaries

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                                December 31, 1995

A. BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six-month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended June 30, 1995.


Earnings per share ("EPS") are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. For primary EPS, common equivalent shares are shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares assumed to be purchased by the company with the proceeds obtained therefrom at the average market price during the period. For the fully diluted EPS calculation, shares are assumed to be purchased by the company at the higher of the average or period-end market price and, therefore, this calculation may include additional equivalent shares. All share and per share data have been retroactively adjusted to reflect a 2-for-1 stock split effected in the form of a 100% stock dividend paid in December 1995. The stock dividend resulted in a retroactively applied transfer of approximately $.1 million (par value of $.01 per share) from additional paid-in capital to common stock.

B. ACQUISITIONS

In the quarter, the company concluded two strategic acquisitions involving application technologies and an important European client base. The acquisitions, which amounted to $3.6 million, were accounted for as purchase transactions and, accordingly, $2 million was allocated to purchased research and development and $1.6 million was allocated to identifiable intangible assets based on their estimated fair values. The purchased research and development is reflected as a one-time charge in the company's operating results. The charge had the effect of reducing net income by approximately $1.3 million or $.07 per share.

Specifically, in December 1995, the company acquired certain assets and application technologies, and assumed certain obligations of Trust Consult s.a., a Brussels-based financial solutions provider. Along with over 130 customers, Hyperion gained significant European statutory consolidation and reporting expertise and technology. Hyperion is using this unique applications expertise in the development of Hyperion Enterprise XA, the company's next generation financial reporting solution. Enterprise XA, currently being tested by clients worldwide, is targeted for commercial release by mid-calendar year. The net operating results of the acquired business from the date of purchase are included in the accompanying statement of income. Pro forma statement of income data as if the acquisition had occurred on July 1, 1994 is not shown, as it would not differ significantly from reported results.

In November 1995, the company acquired certain rights from Sinper Corporation to its powerful database engine, TM/1, technology. The company is using the new technology in the development of Hyperion OLAP (On-Line Analytical Processing), a solution for customers' most complex and high volume multidimensional analysis needs, such as product profitability and sales analysis. Hyperion OLAP, also undergoing external testing, is scheduled to be commercially available in the second quarter of calendar 1996.

                 Hyperion Software Corporation and Subsidiaries

                                December 31, 1995

C. STOCKHOLDER RIGHTS PLAN

In November 1995, the company adopted a stockholder rights plan (the "Rights Plan") in which preferred stock rights were distributed as a rights dividend at the rate of one right for each share of common stock held as of the close of business on December 1, 1995. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of Hyperion without offering a fair price to all of the company's stockholders. The plan was not adopted by the board of directors in response to any specific offer or threat, but rather is intended to protect the interests of stockholders in the event the company is confronted in the future with coercive or unfair takeover tactics.

Each right will entitle holders of Hyperion common stock to buy one share of Series A Junior Participating Preferred Stock of the company at an exercise price of $150. The rights will be exercisable only if a person or group acquires more than 15% of the common stock, or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock, or a person owning 10% or more of the common stock is determined by the board to be an Adverse Person, as defined in the Rights Plan.

If any person or group becomes the beneficial owner of 20% or more of the common stock except pursuant to a tender offer for all shares at a price that a majority of the independent directors determines to be fair; a more-than-15% stockholder engages in a merger with the company in which the company survives and its common stock remains outstanding and unchanged; certain other self-dealing events involving the company and a more-than-15% stockholder occur; or, under certain circumstances, the board determines a 10% or more stockholder to be an Adverse Person (collectively "Flip-In Events"), each right not owned by such person or related parties will entitle its holder to purchase, at the then current exercise price of the right, common stock of Hyperion Software having a value of twice the right's exercise price (or, in certain circumstances, a combination of cash, property, common stock or other securities or a reduction in the exercise price having an aggregate value equal to the value of the common stock otherwise purchasable). After the occurrence of a Flip-In Event and before any person or affiliated group becomes the owner of 50% or more of the then outstanding common stock, the company may also exchange one share of common stock for each right outstanding. In addition, if the company is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells or transfers more than 50% of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase, at the then current exercise price of the right, shares of common stock of such other person having a value of twice the right's exercise price.

The company can, in certain circumstances, redeem the rights at $.01 per right. The rights will expire on November 17, 2005, unless earlier redeemed or exchanged.

D. CONTINGENCIES

From time to time, in the normal course of business, various claims are made against the company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the company.

                 Hyperion Software Corporation and Subsidiaries

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                             (dollars in thousands)

OVERVIEW

--------------------------------------------------------------------------------

Hyperion Software, incorporated in 1981, develops, markets and supports complete financial management and accounting solutions for enterprise client/server environments. The company's software addresses the diverse accounting, financial consolidation, management reporting, budgeting, analysis, and information access needs of large corporations worldwide. The company designs products specifically for network implementation, providing fast, multi-user access to centrally controlled and secure corporate data.

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


The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, and new product development by the company or its competitors. A significant portion of the company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately following quarters. Total revenues and net income were $40,725 and $1,521 (includes one-time charges relating to purchases of research and development, which had the effect of reducing net income by approximately $1,250), respectively, for the second quarter of fiscal 1996, and $36,633 and $2,216, respectively, for the first quarter of fiscal 1996. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.


For further information, refer to the IMRS Inc. (d/b/a Hyperion Software) annual report on Form 10-K for the year ended June 30, 1995, as well as the company's registration statement on Form S-3 declared effective January 18, 1995.

                 Hyperion Software Corporation and Subsidiaries

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
                             (dollars in thousands)

RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

REVENUES

                                                    Second Quarter Ended                        Six Months Ended
December 31,                                   1995        CHANGE       1994            1995       CHANGE       1994
-----------------------------------------  --------------------------------------- ---------------------------------------
Software licenses                          $21,146         31.5%    $16,080        $39,180          32.0%   $29,671
Percentage of total revenues                  51.9%                    53.5%          50.6%                    52.6%
-----------------------------------------  --------------------------------------- ---------------------------------------
License renewals and services              $19,579         40.1%    $13,975        $38,178          42.9%   $26,712
Percentage of total revenues                  48.1%                    46.5%          49.4%                    47.4%
-----------------------------------------  --------------------------------------- ---------------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. In particular, revenue growth was led by demand for the company's enterprise financial management and planning products, which continues to be strong.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for the first half of fiscal 1996 and 1995 were $26,312 and $16,025, or 34.0% and 28.4% of total revenues, respectively. Revenue growth was particularly strong in certain territories of Asia, Canada and in Europe, most notably in France and the Netherlands.


COST OF REVENUES

                                                    Second Quarter Ended                       Six Months Ended
December 31,                                   1995        CHANGE        1994           1995        CHANGE       1994
-----------------------------------------  ---------------------------------------- ---------------------------------------
Software licenses                          $  1,168        62.0%     $   721        $  2,185        48.5%    $  1,471
Gross profit percentage                        94.5%                   95.5%            94.4%                    95.0%
-----------------------------------------  ---------------------------------------- ---------------------------------------
License renewals and services              $12,712         52.4%     $8,341         $24,129         50.9%    $15,995
Gross profit percentage                       35.1%                   40.3%            36.8%                    40.1%
-----------------------------------------  ---------------------------------------- ---------------------------------------

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

                 Hyperion Software Corporation and Subsidiaries

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
                             (dollars in thousands)

OPERATING EXPENSES

                                                     Second Quarter Ended                       Six Months Ended
December 31,                                    1995        CHANGE        1994           1995        CHANGE       1994
------------------------------------------- ---------------------------------------- ---------------------------------------
Sales and marketing                         $11,919         22.1%     $9,763         $23,798         31.5%    $18,099
Percentage of total revenues                   29.3%                    32.5%           30.8%                    32.1%
------------------------------------------- ---------------------------------------- ---------------------------------------
Product development                         $ 6,843         42.6%     $4,799         $12,369         35.4%    $  9,135
Percentage of total revenues                   16.8%                    16.0%           16.0%                     16.2%
------------------------------------------- ---------------------------------------- ---------------------------------------
General and administrative                  $  4,051        67.3%     $2,422         $  7,663        57.9%    $  4,854
Percentage of total revenues                     9.9%                    8.1%             9.9%                     8.6%
------------------------------------------- ---------------------------------------- ---------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel, an increase in commission costs directly associated with the increase in software license revenues and, to a lesser extent, greater overall marketing initiatives.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In the first half of fiscal 1996 and 1995, the company capitalized $2,898 and $2,431 of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized by the company primarily relate to the company's development of enterprise-wide financial management and accounting solutions for client/server environments and represented 19.0% and 21.0% of total product development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

In the second quarter of fiscal 1996, the company concluded two strategic acquisitions involving application technologies and an important European client base. The acquisitions, which amounted to $3,600, were accounted for as purchase transactions and, accordingly, $2,000 was allocated to purchased research and development and $1,600 was allocated to identifiable intangible assets based on their estimated fair values. The purchased research and development is reflected as a one-time charge in the company's operating results. The charge had the effect of reducing net income for the quarter and six months ended December 31, 1995 by approximately $1,250 or $.07 per share. For further details of the acquisitions, see Note B of the accompanying financial statements.

The increase in general and administrative expenses resulted from increases in personnel and professional services costs incurred to support the growth of the company's overall operations.

In November 1994, the company completed a merger with Pillar Corporation. Pillar, based in California, develops, markets and supports client/server corporate budgeting and planning solutions. In connection with the acquisition, which was accounted for as a pooling of interests, the company charged $1,000 to operations in the second quarter of fiscal 1995 for nonrecurring merger and integration costs incurred.

                 Hyperion Software Corporation and Subsidiaries

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
                             (dollars in thousands)

PROVISION FOR INCOME TAXES

The company's effective income tax rate decreased from 40.5% to approximately 38%, as a result of operating profits in certain jurisdictions where, for the same periods of the prior year, the company had losses without recognizable tax benefits. The rate for the current six-month period reflects the company's expectations for the full year ending June 30, 1996.

NET INCOME

As a result of the above factors (including the nonrecurring charges), net income for the three and six-month periods ended December 31, 1995 decreased to $1,521 or by 24.4% from $2,011 and $3,737 or by 3.7% from $3,882, respectively, for the corresponding periods of 1994.

To date, the overall impact of inflation on the company has not been material.

                 Hyperion Software Corporation and Subsidiaries

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
                             (dollars in thousands)


LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------


To date, the company has financed its business principally through positive cash flow from operations, long-term and short-term borrowings and sales of its common stock. For fiscal years 1993, 1994 and 1995, and for the six months ended December 31, 1995, the company generated positive cash flow from operations of $6,626, $19,707, $28,936 and $9,227, respectively.

Cash used by investing activities amounted to $25,099 for the first half of fiscal 1996, including $12,246 for office facilities in progress, $7,402 for leasehold improvements and purchases of equipment and software, $2,898 for product development costs, $159 for deposits and intangible assets and $2,394 for business acquisitions as described above, and to reacquire company product distribution and service rights for Scandinavia. Such exclusive rights were held by a Sweden-based distributor since 1989.


Financing activities in the first half of fiscal 1996, including stock options exercised by employees and payment of indebtedness, generated cash of $2,949. In connection with the stock options exercised by certain of its employees (for a total of 685,110 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $2,832 for the six months ended December 31, 1995.

As of December 31, 1995, the company had cash and cash equivalents of $32,441 and working capital of $27,449, no long-term debt other than the mortgage loan (currently 3.06%) for the Stamford, Connecticut office facility, and its ratio of current assets to current liabilities was 1.5 to 1. Cash equivalents are comprised primarily of investment grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25,000 under a revolving credit facility. The company anticipates capital expenditures of approximately $12,000 for the remainder of its 1996 fiscal year, including $4,000 to complete the office facilities and $3,000 of capitalized product development costs. The company intends to continue to review potential acquisitions that it believes would enhance the company's growth and profitability. From time to time, in the normal course of business, various claims are made against the company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the company.

The company believes that funds generated from operations, existing cash balances and its available credit facility will be sufficient to finance the company's operations for at least the next two years.

                 Hyperion Software Corporation and Subsidiaries

                           Part II. Other Information

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (NOTE: ALL SHARE AND PER SHARE DATA HAVE BEEN RETROACTIVELY ADJUSTED TO REFLECT A 2-FOR-1 STOCK SPLIT EFFECTED IN THE FORM OF A 100% STOCK DIVIDEND PAID IN DECEMBER 1995.)

At the company's Annual Meeting of Stockholders held on November 15, 1995, the following proposals were adopted by the margins indicated:

1. To elect two members to the board of directors to serve for a three-year term as Class III directors.

                                                   Number of Shares
                                              For                    Withheld
                                          -----------------------------------
           Harry S. Gruner                12,629,274                  135,664
           Robert W. Thomson              12,629,274                  135,664

2. To approve an amendment to the company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") to change the name of the company to Hyperion Software Corporation.

                                        For                        12,618,530
                                        Against                       120,264
                                        Abstain                        26,144

3. To approve an amendment to the company's Certificate of Incorporation to increase the number of authorized shares of common stock, $.01 par value per share, from 30,000,000 to 100,000,000 shares.

                                        For                         9,752,950
                                        Against                     2,962,796
                                        Abstain                        33,632

4. To consider and act upon an amendment to the company's 1991 Stock Plan to increase the number of shares of common stock authorized for issuance under the plan from 2,400,000 to 4,000,000 shares and to permit grants thereunder to comply with Section 162(m) of the Internal Revenue Code.

                                        For                         6,792,494
                                        Against                     4,658,710
                                        Abstain                        73,832

5. To ratify the selection of the firm of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 1996.

                                        For                        12,738,966
                                        Against                         2,158
                                        Abstain                        23,814

                 Hyperion Software Corporation and Subsidiaries

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein: (11) Statement Re: Computation of Earnings Per Share.

On November 21, 1995, the company filed a report on Form 8-K to disclose the adoption of a stockholder rights plan (see Note C of the financial statements in Item 1 hereof).

                 Hyperion Software Corporation and Subsidiaries

                                    Form 10-Q

               for the three-month period ended December 31, 1995

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Hyperion Software Corporation


                       /s/ Michael A. Manto                   February 13, 1996
                       --------------------------------------------------------
                       Michael A. Manto                                    Date
                       Corporate Controller


                       /s/ Lucy Rae Ricciardi                 February 13, 1996
                       --------------------------------------------------------
                       Lucy Rae Ricciardi                                  Date
                       Senior Vice President and Chief Financial Officer