Form 10-Q
period 1996-03-31
HYPERION SOFTWARE CORP
filed 1996-05-15
CIK 878594

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

         As of April 30, 1996, there were 16,922,508 shares of the Registrant's common stock, $.01 par value, outstanding.


================================================================================

                          Hyperion Software Corporation

                                    Form 10-Q



                                                 CONTENTS

PART I.  FINANCIAL INFORMATION                                                                       PAGE

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheet -- March 31, 1996 and June 30, 1995.............................2

  Condensed Consolidated Statement of Income -- Three Months Ended
    March 31, 1996 and 1995; Nine Months Ended March 31, 1996 and 1995.................................3

  Condensed Consolidated Statement of Cash Flows --
    Nine Months Ended March 31, 1996 and 1995..........................................................4

  Notes to Condensed Consolidated Financial Statements -- March 31, 1996...............................5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........7



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................................12



SIGNATURES............................................................................................13






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

                          Hyperion Software Corporation

                            Condensed Consolidated Balance Sheet
                            (In thousands, except for share data)


                                                                    MARCH 31,      JUNE 30,
                                                                       1996          1995
                                                                   ------------------------
                                                                   (Unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                          $ 31,121      $ 45,494
  Accounts receivable--net of allowances of $2,800 and $2,500          40,215        48,006
  Prepaid expenses and other current assets                             4,443         4,124
  Deferred income taxes                                                 1,879         2,059
                                                                     ----------------------
TOTAL CURRENT ASSETS                                                   77,658        99,683

Property and equipment--at cost, less accumulated
  depreciation and amortization of $18,106 and $13,570                 52,154        32,093
Product development costs--at cost, less accumulated
  amortization of $6,952 and $4,604                                    11,551         9,401
Goodwill and other intangible assets--at cost, less
  accumulated amortization of $5,268 and $4,337                         5,807         3,007
Deposits and other assets                                               1,424         1,974
                                                                     ----------------------
Total assets                                                         $148,594      $146,158
                                                                     ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                              $ 15,336      $ 13,050
  Accrued employee compensation and benefits                            8,809        14,879
  Income taxes payable                                                                3,108
  Deferred revenue                                                     29,211        30,599
  Notes payable                                                           733           741
                                                                     ----------------------
TOTAL CURRENT LIABILITIES                                              54,089        62,377

Mortgage payable                                                        8,472         8,910
Deferred income taxes                                                   2,984         3,165
Stockholders' equity:
  Preferred stock--$.01 par value; authorized--1,000,000 shares;
    none issued
  Common stock--$.01 par value; authorized--100,000,000
    shares; issued--21,168,722 and 20,378,066 shares                      212           204

  Additional paid-in capital                                           71,890        64,262
  Retained earnings                                                    24,765        20,659
   Currency translation adjustments                                      (585)         (386)
   Treasury stock, at cost--4,329,464 and 4,320,840 shares            (13,233)      (13,033)
                                                                     ----------------------
TOTAL STOCKHOLDERS' EQUITY                                             83,049        71,706
                                                                     ----------------------
Total liabilities and stockholders' equity                           $148,594      $146,158
                                                                     ======================


Note: the balance sheet at June 30, 1995 has been derived from the audited financial statements at that date.


See accompanying notes.

                          Hyperion Software Corporation

                         Condensed Consolidated Statement of Income (Unaudited)
                                 (In thousands, except per share data)



                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           MARCH 31,                    MARCH 31,
                                                      1996          1995            1996        1995
                                                    --------------------         ---------------------
  REVENUES
    Software licenses                               $16,014       $15,316        $ 55,194      $44,987
    License renewals and services                    20,842        14,766          59,020       41,478
                                                    ---------------------        ---------------------
  Total revenues                                     36,856        30,082         114,214       86,465

  COSTS AND EXPENSES
  Cost of revenues:
    Software licenses                                 1,180           924           3,365        2,395
    License renewals and services                    13,203         8,867          37,332       24,862
  Sales and marketing                                12,093        10,283          35,891       28,382
  Product development                                 6,478         5,471          18,847       14,606
  Purchased research and development                                                2,000
  General and administrative                          3,519         2,596          11,182        7,450
  Merger and integration                                                                         1,000
                                                    -------------------          ---------------------
                                                     36,473        28,141         108,617       78,695
                                                    --------------------         ---------------------
  OPERATING INCOME                                      383         1,941           5,597        7,770

  Interest income                                       311           436           1,178        1,190
  Interest expense                                     (105)          (30)           (149)         (91)
                                                    ---------------------        ---------------------
  INCOME BEFORE INCOME TAXES                            589         2,347           6,626        8,869

  Provision for income taxes                            220           950           2,520        3,590
                                                    ---------------------        ---------------------

  NET INCOME                                        $   369       $ 1,397        $  4,106      $ 5,279
                                                    =====================        =====================

  EARNINGS PER SHARE
    Primary                                         $   .02       $   .08        $    .23      $   .31
    Fully diluted                                   $   .02       $   .08        $    .23      $   .30

  AVERAGE NUMBER OF SHARES OUTSTANDING
    Primary                                          17,942        17,488          17,921       17,230
    Fully diluted                                    17,983        17,586          17,957       17,438


See accompanying notes.

                          Hyperion Software Corporation

                    Condensed Consolidated Statement of Cash Flows (Unaudited)
                                          (In thousands)


                                                                            NINE MONTHS ENDED
                                                                                MARCH 31,
                                                                            1996         1995
                                                                         ----------------------

CASH PROVIDED BY OPERATING ACTIVITIES                                    $ 16,502      $ 16,596

INVESTING ACTIVITIES
  Office facilities in progress                                           (14,230)      (12,311)
  Leasehold improvements and purchases of furniture,
    equipment and software                                                (12,193)       (8,934)
  Product development costs                                                (4,498)       (3,787)
  Deposits and intangible assets                                              (53)       (1,620)
  Business acquisitions                                                    (3,144)
                                                                         ----------------------
Cash used by investing activities                                         (34,118)      (26,652)

FINANCING ACTIVITIES
  Principal payments on notes payable                                        (446)         (164)
  Mortgage payable--proceeds                                                              9,500
  Exercise of stock options by employees                                    3,888         2,565
                                                                         ----------------------
Cash provided by financing activities                                       3,442        11,901

Effect of exchange rate changes                                              (199)          157
                                                                         ----------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (14,373)        2,002
Cash and cash equivalents at beginning of period                           45,494        37,913
                                                                         ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 31,121      $ 39,915
                                                                         ======================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Income taxes                                                         $  2,921      $  2,312
    Interest ($266 and $108 capitalized in 1996 and 1995)                     412           167


See accompanying notes.

                          Hyperion Software Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1996


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended June 30, 1995.

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

B. ACQUISITIONS

During the quarter ended December 1995, the company concluded two strategic acquisitions involving application technologies and an important European client base. The acquisitions, which amounted to $3.6 million, were accounted for as purchase transactions and, accordingly, $2 million was allocated to purchased research and development and $1.6 million was allocated to identifiable intangible assets based on their estimated fair values. The purchased research and development is reflected as a one-time charge in the company's operating results. The charge had the effect of reducing net income for the nine months ended March 31, 1996 by approximately $1.3 million or $.07 per share.

Specifically, in December 1995, the company acquired certain assets and application technologies, and assumed certain obligations of Trust Consult s.a., a Brussels-based financial solutions provider. Along with over 130 customers, Hyperion gained significant European statutory consolidation and reporting expertise and technology. Hyperion is using this unique applications expertise in the development of Hyperion Enterprise release 4XA, the company's next generation financial reporting solution. Enterprise 4XA, currently being tested by clients worldwide, is targeted for commercial release by mid-calendar year. The net operating results of the acquired business from the date of purchase are included in the accompanying statement of income. Pro forma statement of income data as if the acquisition had occurred on July 1, 1994 is not shown, as it would not differ significantly from reported results.

In November 1995, the company acquired certain rights from Sinper Corporation to its powerful database engine, TM/1, technology. The new technology was used in the development of Hyperion OLAP (On-Line Analytical Processing), a solution for customers' most complex and high volume multidimensional analysis needs, such as product profitability and sales analysis. Hyperion OLAP became commercially available in April 1996.

                          Hyperion Software Corporation

                                 March 31, 1996


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

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


OVERVIEW
- - --------------------------------------------------------------------------------

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

The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, and new product development by the company or its competitors. A significant portion of the company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately following quarters. Total revenues and net income were $40.7 million and $1.5 million (includes one-time charges relating to purchases of research and development, which had the effect of reducing net income by approximately $1.3 million), respectively, for the second quarter of fiscal 1996, and $36.6 million and $2.2 million, respectively, for the first quarter of fiscal 1996. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward looking statements that involve risks and uncertainties. The company's future results may vary significantly based on a number of factors, such as those discussed in the preceding paragraph, as well as other risks as detailed in the company's annual report on Form 10-K for the year ended June 30, 1995, and its registration statement on Form S-3 declared effective January 18, 1995, particularly under "Investment Considerations."

                          Hyperion Software Corporation

                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)



RESULTS OF OPERATIONS
- - -----------------------------------------------------------------------------------------------------

REVENUES
                                          Third Quarter Ended                Nine Months Ended
March 31,                             1996      CHANGE     1995         1996       CHANGE     1995
- - -----------------------------       -----------------------------     -------------------------------
                                                         (dollars in thousands)


Software licenses                   $16,014       4.6%   $15,316      $55,194       22.7%    $44,987
Percentage of total revenues           43.5%                50.9%        48.3%                  52.0%
- - -----------------------------       -----------------------------     -------------------------------
License renewals and services       $20,842      41.1%   $14,766      $59,020       42.3%    $41,478
Percentage of total revenues           56.5%                49.1%        51.7%                  48.0%
- - -----------------------------       -----------------------------     -------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. Delays in the closing of some multi-product sales in March 1996 contributed to slower software revenue growth over sales of the same quarterly period of the prior year. Other factors included a slower than planned reorientation of the sales force to a multi-product, complete financial solution approach, and delayed sales pending the release of Hyperion Enterprise 4XA. Revenue growth for the nine month comparison was led by demand for the company's enterprise financial reporting and budgeting products.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for the first three quarters of fiscal 1996 and 1995 were $38.8 million and $25.1 million, or 34.0% and 29.1% of total revenues, respectively. Revenue growth was particularly strong in certain territories of Asia, Canada and in Europe, most notably in France and the Netherlands.

COST OF REVENUES
                                          Third Quarter Ended                Nine Months Ended
March 31,                             1996      CHANGE     1995         1996       CHANGE     1995
- - -----------------------------       -----------------------------     -------------------------------
                                                         (dollars in thousands)

Software licenses                   $ 1,180      27.7%    $  924       $ 3,365      40.5%    $ 2,395
Gross profit percentage                92.6%                94.0%         93.9%                 94.7%
- - -----------------------------       -----------------------------     -------------------------------
License renewals and services       $13,203      48.9%    $8,867       $37,332      50.2%    $24,862
Gross profit percentage                36.7%                39.9%         36.7%                 40.1%
- - -----------------------------       -----------------------------     -------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues principally reflects the associated increase in the amortization of capitalized costs related to new products and product enhancements. The amortization of capitalized software costs begins upon the general release of the software to customers.

The increase in the cost of license renewal and service revenues was due primarily to additional staffing expense for both installation and ongoing support services. The professional services staff includes new members dedicated to the company's newly released (March 1995) set of accounting products, Hyperion Financials.

                          Hyperion Software Corporation
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)



OPERATING EXPENSES
                                          Third Quarter Ended                Nine Months Ended
March 31,                             1996      CHANGE     1995         1996       CHANGE     1995
- - -----------------------------       -----------------------------     -------------------------------
                                                         (dollars in thousands)

Sales and marketing                 $12,093      17.6%   $10,283      $35,891       26.5%    $28,382
Percentage of total revenues           32.8%                34.2%        31.4%                  32.8%
- - -----------------------------       -----------------------------     -------------------------------
Product development                 $ 6,478      18.4%   $ 5,471      $18,847       29.0%    $14,606
Percentage of total revenues           17.6%                18.2%        16.5%                  16.9%
- - -----------------------------       -----------------------------     -------------------------------
General and administrative          $ 3,519      35.6%   $ 2,596      $11,182       50.1%    $ 7,450
Percentage of total revenues            9.5%                 8.6%         9.8%                   8.6%
- - -----------------------------       -----------------------------     -------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In the first three quarters of fiscal 1996 and 1995, the company capitalized $4.5 million and $3.8 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized by the company primarily relate to the company's development of enterprise-wide financial management and accounting solutions for client/server environments and represented 19.3% and 20.6% of total product development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

In the second quarter of fiscal 1996, the company concluded two strategic acquisitions involving application technologies and an important European client base. The acquisitions, which amounted to $3.6 million, were accounted for as purchase transactions and, accordingly, $2 million was allocated to purchased research and development and $1.6 million was allocated to identifiable intangible assets based on their estimated fair values. The purchased research and development is reflected as a one-time charge in the company's operating results. The charge had the effect of reducing net income for the nine months ended March 31, 1996 by approximately $1.3 million or $.07 per share. For further details of the acquisitions, see Note B of the accompanying financial statements.

The increase in general and administrative expenses resulted from increases in personnel and professional services costs incurred to support the growth of the company's overall operations.

In November 1994, the company completed a merger with Pillar Corporation. Pillar, based in California, develops, markets and supports client/server corporate budgeting and planning solutions. In connection with the acquisition, which was accounted for as a pooling of interests, the company charged $1 million to operations in the second quarter of fiscal 1995 for nonrecurring merger and integration costs incurred.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)



PROVISION FOR INCOME TAXES

The company's effective income tax rate decreased from 40.5% to approximately 38%, as a result of operating profits in certain jurisdictions where, for the same periods of the prior year, the company had losses without recognizable tax benefits. The rate for the current nine-month period reflects the company's expectations for the full year ending June 30, 1996.

NET INCOME

As a result of the above factors (including the nonrecurring charges), net income for the three and nine-month periods ended March 31, 1996 decreased to $.4 million or by 73.6% from $1.4 million and $4.1 million or by 22.2% from $5.3 million, respectively, for the corresponding periods of 1995.

To date, the overall impact of inflation on the company has not been material.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES
- - --------------------------------------------------------------------------------

To date, the company has financed its business principally through positive cash flow from operations, long-term and short-term borrowings and sales of its common stock. For fiscal years 1993, 1994 and 1995 and for the nine months ended March 31, 1996, the company generated positive cash flow from operations of $6.6 million, $19.7 million, $28.9 million and $16.5 million, respectively.

Cash used by investing activities amounted to $34.1 million for the first three quarters of fiscal 1996, including $14.2 million for office facilities in progress, $12.2 million for leasehold improvements and purchases of equipment and software, $4.5 million for product development costs and $3.1 million for business acquisitions as described above, and to reacquire company product distribution and service rights for Scandinavia and certain territories of Europe.

Financing activities in the first three quarters of fiscal 1996, including stock options exercised by employees and payment of indebtedness, generated cash of $3.4 million. In connection with the stock options exercised by certain of its employees (for a total of 790,656 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $3.3 million for the nine months ended March 31, 1996.

As of March 31, 1996, the company had cash and cash equivalents of $31.1 million and working capital of $23.6 million, no long-term debt other than the mortgage loan (currently 3.06%) for the Stamford, Connecticut office facility, and its ratio of current assets to current liabilities was 1.4 to 1. Cash equivalents are comprised primarily of investment grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25 million under a revolving credit facility. The company anticipates capital expenditures of approximately $9 million for the remainder of its 1996 fiscal year, including $3 million to complete the office facilities and $2 million of capitalized product development costs. The company intends to continue to review potential acquisitions that it believes would enhance the company's growth and profitability. From time to time, in the normal course of business, various claims are made against the company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the company.

The company believes that funds generated from operations, existing cash balances and its available credit facility will be sufficient to finance the company's operations for at least the next two years.

                          Hyperion Software Corporation
                           Part II. Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein: (11) Statement Re: Computation of Earnings Per Share.

The company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                          Hyperion Software Corporation

                                    Form 10-Q

                 for the three-month period ended March 31, 1996


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 Hyperion Software Corporation



                 -------------------------------------------------------------
                 Michael A. Manto                                         Date
                 Corporate Controller




                 -------------------------------------------------------------
                 Lucy Rae Ricciardi                                       Date
                 Senior Vice President and Chief Financial Officer