Form 10-K405
period 1996-06-30
HYPERION SOFTWARE CORP
filed 1996-09-27
CIK 878594

- - --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

              X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             ---  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---  OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ____________to _____________.

                        --------------------------------

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

       Registrant's telephone number, including area code: (203) 703-3000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of September 18, 1996, there were 17,093,360 shares of the registrant's Common Stock, $.01 par value, outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates as of September 18, 1996 was approximately $226 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, scheduled to be held on November 13, 1996, are incorporated by reference in Part III hereof.

- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Founded in 1981, Hyperion Software Corporation (the "company") develops, markets and supports complete financial management and accounting solutions for large, multinational corporations. The company's client/server products facilitate the accounting, budgeting, multisource consolidation and business analysis processes, giving users fast, dynamic access to and querying capabilities of interrelated financial information. A common set of delivery technologies enable superior reporting, spreadsheet analysis, data entry and intranet information access.

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

    Historically, corporations have attempted to collect, summarize, organize and present information from fragmented computer systems and transactional data sources in a number of ways. In many instances, business information reports are assembled manually with the aid of spreadsheets and by using data from general ledgers and other operational systems. Additionally, many corporations have sought to automate business information systems through the use of mainframe, minicomputer or PC software developed by their internal management information systems ("MIS") departments. Hyperion Software believes that these systems are becoming increasingly obsolete because they are usually rigid in structure, complex to create, expensive to maintain, and difficult to update when information requirements change. In addition, growing corporate competition has increased the demand for more comprehensive and timely business information that is accessible throughout the corporation.

    Continuing advances in computer and networking technology increasingly enable business information processing at large corporations to be moved to client/server architectures running on local area networks ("LANs") of personal computers. Client/server computing takes advantage of the power of personal computers by appropriately segregating user interface and application processing tasks between separate client and server machines. This trend in down-sizing corporate computing has gained momentum as a result of improvements in PC processing speeds and memory capacity and the widespread acceptance of LANs and wide area networks (WANs). Local area and wide area networks have significantly increased the ability to share information among users throughout an organization. While MIS departments were initially slow to adopt network technology, they now view networked PCs as a strategic element of information management. LAN-based solutions are now accepted as an important means of decreasing computing costs while improving the flow, accessibility and usefulness of corporate information. Additionally, the flexibility and power of new client/server architectures have led to MIS adoption of new technologies at a faster pace.

    The need for better business information, combined with the acceptance of PCs and network computing, including new client/server architectures, has created a significant market opportunity for a new class of information software designed to operate on this platform. Most financial analysts, accountants and many executives rely on personal computer spreadsheets for analysis and forecasting. While spreadsheets and other PC software tools have been used to perform some corporate business information tasks, they have limited capability for information sharing and lack the necessary controls to ensure corporate consistency. Existing custom or packaged software for mainframes or minicomputers is impractical to modify for network computing because it is based on operating systems and architectures which are incompatible with PCs and client/server technology and lack the ease of use of PC software. Since 1981, the company's experience in developing and marketing corporate financial software applications for PCs and networks has positioned it well for this market.

STRATEGY

    The company's objective is to be the leading provider of client/server financial management and accounting solutions to large, multidivision or multilocation companies worldwide. Hyperion Software focuses on designing network-based applications that are easy to implement and operate and which facilitate the redesign of financial and accounting processes. The applications are designed to be flexible, easy to maintain, cost-efficient, fast and functionally complete, using an architecture based on connectivity and openness to other best-of-class applications. The company will continue to extend and enhance its complete suite of integrated client/server products. The company believes that its multisource consolidation, budgeting and reporting solutions are well established in the financial and corporate offices of multinational enterprises. Accordingly, as the accounting product line is expanded and enhanced, Hyperion Software believes it is well positioned to participate in this emerging client/server, accounting applications market. Integrated across these financial and accounting processes, Hyperion provides complete reporting and business analysis capabilities, designed to support the way people access, deliver and analyze results.

    The company believes that client/server and networked personal computing has become a standard direction for the largest and best known companies in the world. These technologies, when coupled with software that reflects applications expertise, produce clear and immediate benefits to an organization.

    The company's strategy to achieve its objective includes the following elements:

    Increase Penetration of Multisource Consolidation and Budgeting Markets. The company believes that a minority of potential customers has purchased network-based, Windows multisource consolidation (the management of financial information across multiple accounting and planning systems, operational data sources and geographies) and budgeting software. The company intends to further its penetration in this market and continue its leadership position by enhancing its current products and dedicating significant resources to sales, marketing, support and product development.

    Leverage Existing Market Leadership Position. The company believes that the complementary set of budgeting, accounting, multisource consolidation and business analysis applications provides the complete, consistent results executives need to run their businesses. The quick, secure access of this interrelated information, in a common set of user tools, supports ad hoc analysis and reporting requirements. The company believes that its established strength in providing solutions places it in a strong position to market its complete application suite to both new and existing customers, including the latest offerings, Hyperion OLAP for business analysis; Hyperion's Spider-Man, a web-based business information access solution for an organization's global user community; and the accounting product line.

    Focus on Leading Network and Software Technologies. Hyperion Software is committed to the development of network-based software for business information applications. The company's solutions are designed to run in the Microsoft Windows environment, and all are compatible with widely-used LANs. The company intends to enhance its existing products and develop new products linked to client/server software standards, including Windows 95, Windows NT, Sybase SQL Server and Oracle databases, as well as the emerging intranet technologies.

    Design Applications for Specific Corporate Information Needs. The company's product line is designed specifically for the collection, accounting, reporting and interactive analysis of business data. Hyperion's applications fit business processes, with financial intelligence and preprogrammed functionality. This orientation to specific tasks serves to reduce implementation time and results in superior processing speed for fast data compilation and data access. The company is also committed to a combination of integrated, industry standard SQL and application specific databases.

    Design for Ease of Implementation and Ease of Use. The company's products are designed for an end-user role in maintenance, with minimal training. Application expertise is built into products and is also provided by the company through consulting services. Following implementation, customers are able to operate self-sufficiently with trained administrators at headquarters locations and independent end-users at headquarters and at remote sites.

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

    Generate Follow-on Revenues. The company generates revenues from existing customers through licensing for additional users, the introduction of new products and license renewal fees. In addition, sales of training and consulting services to existing customers represents a significant portion of the company's total service revenues. Follow-on revenues leverage sales and marketing resources and strengthen the company's relationships with its customers.


PRODUCTS AND SERVICES

    The company's product line provides executives, managers, analysts and accountants with the capability to collect, process, report and analyze business information. The company's Hyperion Enterprise products consolidate and report financial and other business data; Hyperion Pillar is used for corporate budgeting and financial planning; Hyperion OLAP provides multidimensional analysis and reporting capabilities regarding complex, high-volume business data; the accounting products are used for corporate accounting; Hyperion's Spider-Man is a web-based business information access solution for the global user community of an organization; and Hyperion OnTrack is a complete Visual Information Access product. The company also offers installation, training, consulting and support services.

PRODUCTS

    Hyperion Enterprise. Hyperion Enterprise, released in July 1991 and now in its fourth major release, is an advanced business information consolidation and reporting product designed to take advantage of the capabilities of the Microsoft Windows graphical operating environment. The company began development of Hyperion Enterprise in mid-1988 as a new product that combines powerful consolidation and reporting capabilities with an open architecture and administrative ease of use made possible through the graphical user interface of Windows. Hyperion Enterprise reflects the company's fourteen years of experience in financial and business information software. The company derived approximately 62%, 61% and 50% of its worldwide total revenues from Hyperion Enterprise licenses and related services during fiscal 1996, 1995 and 1994, respectively.

    A Hyperion Enterprise headquarters site license is priced at $150,000 ($175,000 for the SQL version), with administrative and reporting site licenses priced at $30,000 and $6,000, respectively, or less, depending on the number of sites.

    Hyperion Pillar. Hyperion Pillar is a complete solution for corporate planning needs. It facilitates the collaborative, iterative process of enterprise-wide budgeting and forecasting. Hyperion Pillar helps give the corporate plan greater credibility by allowing for line managers to assume full accountability for their budgets. The software enables users to build up their budgets from a series of line items the way they think--in units, rates and/or amounts. Product security features ensure that planning managers have complete control over which users have access to what data. Hyperion Pillar is a Windows-based solution with flexible import/export capabilities for interaction with virtually all financial software systems. The product easily allows for changes in corporate structure or reporting lines, making it easy to change the plan as the company evolves. Hyperion Pillar is typically licensed to user groups of 10 or more, priced at $45,000 for 10 end users.

    Hyperion's accounting products, initially released in March 1995, allow an enterprise to control the detailed collection and reporting of day-to-day business transactions. The accounting products are designed for fast installation and easy maintenance. Superior integration among modules allows users to drill-down from ledger information to supporting subsystem transactions.

    Hyperion Ledger. Hyperion Ledger is a Windows-based, general ledger accounting system for large, corporate client/server environments. Hyperion Ledger controls the management of a full range of advanced accounting functions, including flexible account structures, intercompany transaction control, multicurrency processing, and complex consolidation processing. A Hyperion Ledger headquarters site license is priced at $120,000 per server.

    Hyperion Reporting. Hyperion Reporting supports corporate requirements for graphical, production reports. Users can easily design and customize reports to deliver financial results using advanced formatting and rules. A Hyperion Reporting headquarters site license is priced at $30,000 per server.

    Hyperion Tools. Hyperion Tools is an object-oriented development environment that runs under Microsoft Windows. It allows an organization to customize Hyperion Software applications or build complementary applications to extend its corporate systems. A Hyperion Tools headquarters site license is priced at $45,000 per server.

    Hyperion Admin. Hyperion Admin provides system control for the accounting installation. User-defined parameter settings allow customers to tailor security and processes to meet unique business requirements. Benefits of Hyperion Admin include reduced maintenance and increased system integrity. Simplified set-up functions and predefined values allow for quicker installation. A Hyperion Admin headquarters site license is priced at $60,000 per server.

    Hyperion Payables. Hyperion Payables is an accounts payable system that allows the user to control the management of its organization's cash disbursement function. Vendor invoices are paid in the system using system generated checks, manual checks and electronic funds transfer payments. Hyperion Payables is also capable of tracking data for 1099 vendors, facilitating bank account reconciliations and maintaining the periods and years of data in the system through periodic processing. A Hyperion Payables headquarters site license is priced at $90,000 per server.

    Hyperion Receivables. Hyperion Receivables is a full featured credit and receivables management solution. It provides the flexibility and power to manage credit risk and monitor customer performance. Navigation through and retrieval of data is efficient and simple, allowing credit professionals, customer service and accounting personnel easy access to view customer balance data and gather other information on-line. A Hyperion Receivables headquarters site license is priced at $90,000 per server.

    Hyperion Assets. Hyperion Assets is a fixed asset system that provides tools to make searching for and analyzing asset data and activity efficient and powerful. Capital accountants and tax preparers have ready access to asset information, eliminating wasted time searching for answers to end user or management questions. A Hyperion Assets headquarters site license is priced at $70,000 per server.

    Hyperion OLAP. Hyperion OLAP, released in April 1996, provides powerful multidimensional analysis and reporting capabilities to support complex, high-volume business issues such as customer or product line profitability. Hyperion OLAP combines built-in financial intelligence with a high performance, on-line analytical processing (OLAP) engine and superior information access capabilities. Continuing to leverage the company's experience in financial and business information software, Hyperion OLAP complements the overall integrated Hyperion solution. Smart dimensions for accounting, currency and time series intelligence facilitate complex query and "what-if" analysis. A Hyperion OLAP site license is priced at $60,000 per server, including 10 users.

    The company offers several complementary modules integrated across the product line:

    Hyperion's Spider-Man. Hyperion's Spider-Man, released in August 1996, is a web-based server application, a gateway into the Hyperion solution for the global user community of a corporation. It provides all users, around the world, with an intelligent view of the reports within each application--accounting, budgeting, multisource consolidation, business analysis. It allows users to navigate through a consistent set of current corporate data, as well as information from any other Internet source.

    Hyperion Analyst. Hyperion Analyst, released in April 1996, provides multidimensional, on-line analysis capabilities tailored specifically to working with financial and accounting data. Hyperion Analyst allows users to "slice and dice" information seamlessly from our financial applications directly within a Microsoft Excel or Lotus 1-2-3 spreadsheet.

    Hyperion Schedules. Hyperion Schedules, released in November 1995, provides schedule-based data entry within our financial processes to capture corporate financial information. Hyperion Schedules provides complete control and customization of data entry screens.

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

SERVICES

    The company provides design consulting and implementation support for its products and their operation on local or wide area networks and offers a range of administrator and end-user courses at its training facilities or at the customer's site. Implementation, consulting and training services are not included in software license fees, but are provided on a time and materials basis. This allows the customer to determine the level of support appropriate to its needs and permits the company to provide high quality services on a profitable basis.

    Under the terms of the company's standard license agreement, customers, at their option, pay a license renewal and maintenance fee annually. The annual fee charged to a customer is generally a fixed percentage of the then-current list prices for the licensed software used by the customer. This fee entitles customers to support, including a user hotline and electronic bulletin board, and to any updates and enhancements provided for their software. The company's product support function provides a hotline, collects and evaluates requests for enhancement of products and, together with the product management and planning group, coordinates the design, development and release of new products and product enhancements.

    An active user group, including a steering committee, works closely with the company in helping to define product enhancement priorities and directions. A user conference is held annually. This year's conference, in Dallas, was attended by over 2,000 people from more than 700 companies. Regional user meetings and product-specific focus groups are also scheduled periodically, including an annual European user conference.

CUSTOMERS AND APPLICATIONS

    The company markets its products worldwide to multidivisional and/or multilocational organizations which have extensive operations and significant information management requirements. Examples of the use of Hyperion Software products by the company's clients include the following:

    - A leading international home appliance manufacturer and marketer has implemented Hyperion Enterprise as part of its global financial information process reengineering initiative. Operating in more than 120 countries, sites from around the world were previously faxing data to corporate headquarters, where the data was manually entered into spreadsheets. The entire process was "extremely tedious and prone to error," according to the customer. Now, Hyperion Enterprise is addressing the customer's expanding global information requirements, providing easy access to data, direct links to spreadsheets and easy system maintenance, all within a Microsoft Windows-based computing environment.

    - A healthcare company eliminated tedious re-keying of data and dramatically reduced manual input by using Hyperion Enterprise for its worldwide financial information requirements. An expanding presence in Europe and the addition of a new line of over-the-counter products required that the customer keep track of an extensive amount of product data on a global basis. Essential business data of the customer includes knowing where and when sales are made, products are introduced, and whether budgets are being achieved. Hyperion Enterprise's flexible reporting, dynamic links to spreadsheet products, speed, and access to both detail and top-level data for more than 500 products is the cornerstone for this data.

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

    - One of the world's largest producers of denim and decorative fabrics was experiencing the typical drawbacks of a mainframe general ledger system that no longer fit the needs of a growing organization. Slow response time, reporting inflexibility, tedious manual keying of data, cumbersome maintenance, poor vendor support, and a difficult to use interface were all factors that led this international company to choose Hyperion's accounting products. Now, with Hyperion's client/server accounting system, the customer has been able to shorten its quarterly closing cycle and get better and more timely access to financial information. According to the customer's accounting team, its users can now select the accounting period and cost center and run their own summary level reports. They can view data by plant or division and see up to five years of history in just minutes.

    The company has licensed its software to nearly 3,000 corporate headquarters customers. In the past three fiscal years, no one customer accounted for more than 10% of total revenues. The company's customers include the following:

Abbey National                                            Hong Kong Shanghai Bank
Aetna Life & Casualty                                     HSBC Holdings
Ahold                                                     ICI
AIG Life                                                  International Paper
Aluminum Company of America                               ITT Hartford
Allied Domecq                                             Johnson & Johnson
Allied Signal Commercial Avionics Systems                 Kimberly-Clark
American Express                                          Kmart
American Home Products                                    KNP-BT
Ameritech                                                 LVMH
Amoco                                                     McDonnell Douglas
Asia Pacific Breweries                                    MCI Telecomm. Corp., Network Services
AT&T GIS                                                  McKesson Water Products
Bass                                                      Merck & Co.
B.A.T. Industries                                         Microsoft
Bayer Corporation                                         Mobil Oil
Bell Atlantic                                             Motorola, Inc.
BellSouth Corporation                                     National Australia Bank Limited
Berjaya Group Berhad                                      National Westminster Bancorp
Boots Company                                             Nokia
Bristol-Myers Squibb                                      Norsk Hydro
British Petroleum                                         NYNEX
BTR                                                       Pacific Dunlop Limited
Chevron                                                   PepsiCo
Ciba-Geigy                                                Philip Morris
Coca Cola Amatil                                          Price Costco
Columbia/HCA Information Services                         The Prudential Insurance Company of America
Daimler Benz Interservices                                Prudential Corporation
Digital Equipment                                         PT Astra
E.I. DuPont de Nemours                                    Rabobank
Eastman Kodak Company                                     Rockwell International
First Pacific Company Ltd.                                Sara Lee Corporation
Ford Motor Credit                                         SBC Communications, Inc.
Fortis - AG                                               Siemens
Foster's Brewing Group Limited                            Singapore Technologies
Glaxo                                                     Sprint
Goodyear Tire & Rubber                                    Texaco Inc.
Grand Metropolitan                                        The Travelers
Hanson Industries                                         United Parcel Service
Heineken                                                  Zeneca

SALES AND MARKETING

    The company has a direct sales force comprised of 185 sales personnel as of June 30, 1996. The company supports its sales force with lead generation and marketing programs which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communication programs and third-party alliances. The company has sales offices at its headquarters in Stamford, Connecticut and in: Amsterdam, Atlanta, Austin, Baltimore, Boston, Brussels, Calgary, Chicago, Copenhagen, Dallas, Denver, Detroit, Frankfurt, Houston, Linz, London, Los Angeles, Madrid, Manchester, Milan, Milwaukee, Minneapolis, Montreal, Munich, Newark, Ottawa, Paris, Philadelphia, Rome, Sacramento, San Francisco, Sao Paulo, Seattle, Singapore, St. Louis, Stockholm, Syracuse, Tokyo, Toronto and Washington, DC. Product support and training are available as well through many of these locations.

    The company markets its products outside of North America through a combination of subsidiaries and independent distributors. These distributors are managed through the company's operations facilities in Milan and Singapore, which are staffed by 33 company personnel. The company has license and distribution agreements with independent distributors in: Australia, Finland, Israel, Japan, Mexico, New Zealand, Poland, South Africa and Switzerland. The company's distributors include affiliates of Arthur Andersen & Co. in Japan and Switzerland, and of KPMG Peat Marwick in Australia and New Zealand. The distributors generally maintain sales and service personnel dedicated solely to the company's products. The distribution agreements between the company and its distributors generally provide for the exclusive right to offer the company's products within a territory, in return for royalties typically equal to 50% of license and license renewal fees. In each of its 1996, 1995 and 1994 fiscal years, approximately 33.2%, 28.1% and 26.7%, respectively, of the company's total revenues were derived from sources outside of the United States.

    Because the company generally ships its products shortly after license agreements are signed, the company's software licensing backlog typically is small.

PRODUCT DEVELOPMENT

    To date, all of the company's principal products have been developed by its internal staff except for Hyperion Pillar, which was acquired in connection with the company's acquisition of Pillar Corporation (November 1994), and portions of Hyperion OLAP and Hyperion OnTrack. When developing a new product or enhancement, the company works closely with current and prospective customers to determine their requirements. A user product enhancement committee, comprised of representatives of certain of the company's customers, meets quarterly and advises the company of its priorities for product development and enhancement, as well as product support service.

    The company's current product development efforts are primarily focused on the accounting products, and on maintaining the competitiveness of its current product line, including development of the next releases of Hyperion Enterprise, Hyperion Pillar, Hyperion OLAP and Hyperion's Spider-Man. As of June 30, 1996, the company's product development was performed by 249 employees primarily located at its Stamford, Connecticut headquarters.

    During fiscal 1996, 1995 and 1994, the company's product development expense, which is net of capitalized development costs, was $26.8 million, $21 million and $12.8 million, or 15.5% (16.7% including purchased research and development), 15.3% and 13.5% of total revenues, respectively. In accordance with Statement of Financial Accounting Standards No. 86, the company capitalizes certain development costs. During fiscal 1996, 1995 and 1994, the company capitalized $5.8 million, $5.2 million and $4 million, respectively, or 17.8%, 19.9% and 23.9% of total product development expenditures (excluding purchased research and development).

COMPETITION

    The company operates in an intensely competitive market which demands product quality, functionality, performance, reliability, ease of use, customer satisfaction, service, price, vendor reputation and financial stability. The company believes that its products currently compete favorably with respect to such factors, although it may be at a competitive disadvantage against companies with greater financial, technological, marketing, service and support resources.

    The company experiences competition from a variety of business application software vendors and software tool vendors, as well as from software developed by IS departments of potential customers. Many of the company's existing and potential customers utilize legacy software developed internally for mainframes or minicomputers. The market for client/server corporate financial software is still an emerging one. As markets develop for the company's products, additional competitors may enter or expand into those markets and competition may intensify.

PROPRIETARY RIGHTS AND LICENSES

    The company depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. In addition, the company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the company's products or to obtain information that the company regards as proprietary. The company also seeks to protect the source code of its products as a trade secret.

    The company distributes its products under software license agreements which grant customers a nonexclusive, nontransferable license to the company's products and contain terms and conditions prohibiting the unauthorized reproductions or transfer of the company's products. The company does not provide licensees with the source code for its products.

    Customers are billed an initial license fee for the software upon delivery and, subsequently, are billed an annual renewal and maintenance fee entitling them to routine support and product updates. This fee is typically calculated at a fixed percentage of the then-current price of all licensed software used by the customer. The annual maintenance fee is optional; however, without payment, the licensee is entitled only to use the software in its then current form, without receiving future updates or product support. See "Services."

    Hyperion, Hyperion Software, Hyperion Financials, Pillar, Micro Control, IMRS, Financial Intelligence, and Business Intelligence are registered trademarks and Hyperion Enterprise, Hyperion Pillar, Hyperion Analyst, Hyperion OLAP, Hyperion Retrieve, Hyperion Reporting, Hyperion Forms, Hyperion OnTrack, Hyperion Ledger, Hyperion Payables, Hyperion Admin, Hyperion Tools, Hyperion Purchasing, Hyperion Receivables, Hyperion Assets, Conversion Catalyst and LedgerLink are trademarks of Hyperion Software Operations Inc., a wholly-owned subsidiary of Hyperion Software Corporation. Marvel Comics, Spider-Man:
[Trademark] & [Copyright] 1996 Marvel Characters, Inc. All rights reserved.
All other trademarks and company names mentioned are the property of their respective owners.

EMPLOYEES

    As of July 31, 1996, the company employed a total of 1,046 employees, including 250 in marketing and sales, 685 in product development, support and technical services, and 111 in management, administration and finance. None of the company's employees is represented by a labor union. The company has experienced no work stoppages and believes that its employee relations are good.

The executive officers of the company are as follows:

       Name                         Age                      Position
       ----                         ---                      --------
James A. Perakis....................52   Chief Executive Officer and Chairman
Peter F. DiGiammarino...............43   President, Chief Operating Officer and Director
Lucy Rae Ricciardi..................54   Senior Vice President and Chief Financial Officer
David M. Sample.....................48   Senior Vice President
Craig M. Schiff.....................41   Senior Vice President and Corporate Secretary



    Mr. Perakis is Chairman of the Board of Directors and Chief Executive Officer of the company. Mr. Perakis has served as Chief Executive Officer and as a director of the company since September 1985. From December 1987 to May 1996, Mr. Perakis also served as President of the company. From 1983 to September 1985, Mr. Perakis served as Senior Vice President and General Manager of Chase Decision Systems, a division of Interactive Data Corporation, a developer and marketer of mainframe software for planning and financial applications. From 1979 to 1983, Mr. Perakis was Chief Financial Officer of Interactive Data Corporation, a supplier of data and software to financial and corporate markets.

    Mr. DiGiammarino was appointed President and Chief Operating Officer, as well as a member of the board of directors of the company, in May 1996. Prior to joining Hyperion Software, Mr. DiGiammarino was Vice President and Business Area Manager at American Management Systems (AMS), Inc., a consulting and systems development firm. Mr. DiGiammarino also served as a member of AMS's operating group. Mr. DiGiammarino joined AMS in 1977.

    Ms. Ricciardi has served as Senior Vice President and Chief Financial Officer of the company since July 1995. From February 1990 to July 1995, Ms. Ricciardi served as Vice President - Finance and Chief Financial Officer of the company. From February 1988 to February 1990, Ms. Ricciardi served as Director of Finance of the company. Prior to 1988, Ms. Ricciardi was associated with Dun & Bradstreet, most recently in its Acquisitions Analysis Group.

    Mr. Sample has served as Senior Vice President of the company since July 1993. From July 1986 to July 1993, Mr. Sample served as Vice President - Sales of the company. From 1978 to July 1986, Mr. Sample was associated with the Business Information Services Division of Control Data Corporation, most recently as a District Sales Manager.

    Mr. Schiff was appointed Senior Vice President and Corporate Secretary of the company in May 1996. From July 1985 to May 1996, Mr. Schiff served as Vice President -- Products and Services and Corporate Secretary of the company. Mr. Schiff originally joined the company in July 1983. Prior to July 1983, Mr. Schiff served in a variety of customer service and support positions with General Electric Information Services.

ITEM 2.  PROPERTIES

    The company's principal administrative, marketing and product development and support functions are located in Stamford, Connecticut, where the company owns and occupies approximately 230,000 square feet of office space. The Stamford facilities permit future expansion of up to 300,000 square feet of additional space. The company also leases regional office space for its local sales and service needs.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, in the normal course of business, various claims are made against the company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The company's common stock trades on The Nasdaq Stock Market under the symbol HYSW. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported on The Nasdaq Stock Market.

          ----------------------------------------------------------------------
          Fiscal 1995:                                        High       Low
          ----------------------------------------------------------------------
             First quarter                                   $18 3/4    $10 5/8
             Second quarter                                   20 1/8     16
             Third quarter                                    24 7/8     17 3/8
             Fourth quarter                                   24 1/2     15 5/8
          ----------------------------------------------------------------------
          FISCAL 1996:                                        HIGH       LOW
          ----------------------------------------------------------------------
             First quarter                                   $28 3/8    $22
             Second quarter                                   28 1/4     18 1/4
             Third quarter                                    23         14
             Fourth quarter                                   22          9 3/4
          ----------------------------------------------------------------------
           FISCAL 1997:                                       HIGH       LOW
          ----------------------------------------------------------------------
             First quarter (through September 18th)          $14 5/8    $10 1/2


    The stock prices have been adjusted to give retroactive effect to the two-for-one stock split effected in the form of a 100% stock dividend paid in December 1995. As of September 18, 1996, the company had 215 stockholders of record and approximately 7,300 beneficial holders of its common stock.

    The company has never declared or paid any cash dividends on its capital stock. The company currently intends to retain all earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The company's credit agreement with its lender contains covenants that restrict the company regarding the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

                                                                       YEAR ENDED JUNE 30
                                                    ---------------------------------------------------------
                                                      1996        1995        1994       1993          1992
                                                    ---------------------------------------------------------
STATEMENT OF INCOME DATA (a)
REVENUES
  Software licenses                                 $ 90,304    $ 77,985     $51,687    $35,801       $28,609
  License renewals and services                       82,520      59,156      42,575     30,844        20,242
                                                    ---------------------------------------------------------
Total revenues                                       172,824     137,141      94,262     66,645        48,851

COSTS AND EXPENSES
Cost of revenues:
  Software licenses                                    4,780       4,454       2,820      1,841         1,309
  License renewals and services                       53,258      36,443      24,921     18,541        12,249
Sales and marketing                                   55,484      44,324      30,036     21,325        17,504
Product development                                   26,839      20,980      12,767      9,196         6,944
Purchased research and development                     2,000                              2,600
General and administrative                            16,443      11,302       9,703      8,407         5,790
Merger and integration                                             1,000
                                                    ---------------------------------------------------------
                                                     158,804     118,503      80,247     61,910        43,796
                                                    ---------------------------------------------------------
OPERATING INCOME                                      14,020      18,638      14,015      4,735         5,055
Interest income                                        1,480       1,620         851        605           569
Interest expense                                        (243)       (119)       (117)      (137)         (439)
                                                    ---------------------------------------------------------
INCOME BEFORE INCOME TAXES                            15,257      20,139      14,749      5,203         5,185
Provision for income taxes                             5,800       8,000       6,140      2,860         2,750
                                                    ---------------------------------------------------------
NET INCOME                                          $  9,457    $ 12,139     $ 8,609    $ 2,343(c)    $ 2,435
                                                    =========================================================

EARNINGS PER SHARE (b)
  Primary                                               $.53        $.70        $.52       $.15(c)       $.17
  Fully diluted                                         $.53        $.69        $.52       $.15(c)       $.17
AVERAGE NUMBER OF SHARES OUTSTANDING (b)
  Primary                                             17,875      17,316      16,584     15,500        14,106
  Fully diluted                                       17,933      17,480      16,600     15,904        14,246

                                                                            JUNE 30
                                                    ---------------------------------------------------------
                                                      1996        1995        1994      1993         1992
                                                    ---------------------------------------------------------
BALANCE SHEET DATA (a)
Working capital                                     $ 27,449    $ 37,306     $34,829    $25,839       $24,590
Total assets                                         179,448     146,158      94,715     67,358        52,670
Total long-term debt                                   8,336       8,910
Stockholders' equity                                  90,003      71,706      53,661     40,683        32,894

(a)   Includes Pillar Corporation (see Note B to the accompanying financial statements).

(b)   All share and per share data have been retroactively adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid in December 1995.

(c)   Includes a one-time charge relating to the fiscal 1993 purchase of research and development, which had the effect of reducing net income by approximately $1.6 million or $.10 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - --------------------------------------------------------------------------------

Hyperion Software Corporation derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial fee for the software upon delivery. A license renewal fee entitling customers to routine support and product updates is billed annually. Hyperion Software licenses its products throughout the world primarily through a direct sales force. In certain territories outside of North America, products are licensed through independent distributors, including major accounting firms. The company includes in revenues its net share of revenues generated by distributors.

FISCAL 1996 COMPARED TO FISCAL 1995

REVENUES

                                        1996       CHANGE          1995
- - -------------------------------------------------------------------------
                                            (dollars in thousands)

Software licenses                     $90,304       15.8%        $77,985
Percentage of total revenues             52.3%                      56.9%
- - -------------------------------------------------------------------------
License renewals and services         $82,520       39.5%        $59,156
Percentage of total revenues             47.7%                      43.1%
- - -------------------------------------------------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. While the growth was led by demand for the company's enterprise financial reporting and budgeting products, management believes that a slower than planned orientation of its sales force to a multiproduct, complete financial solution approach, together with delays in the commercial release of certain products, were the reasons for the decline in sales growth as compared to prior years.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for fiscal 1996 and 1995 were $57.4 million and $38.5 million, or 33.2% and 28.1% of total revenues, respectively. Revenue growth was particularly strong in Canada, certain territories of Asia, and in Europe, most notably in the Netherlands.

COST OF REVENUES

                                        1996        CHANGE         1995
- - -------------------------------------------------------------------------
                                            (dollars in thousands)

Software licenses                     $ 4,780        7.3%        $ 4,454
Gross profit percentage                  94.7%                      94.3%
- - -------------------------------------------------------------------------
License renewals and services         $53,258       46.1%        $36,443
Gross profit percentage                  35.5%                      38.4%
- - -------------------------------------------------------------------------

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

The increase in the cost of license renewal and service revenues was due primarily to additional staffing expense for both installation and ongoing support services. The professional services staff includes new members dedicated to the company's recently released (March 1995) set of accounting products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING EXPENSES

                                         1996         CHANGE          1995
- - ----------------------------------------------------------------------------
                                               (dollars in thousands)

Sales and marketing                    $55,484         25.2%        $44,324
Percentage of total revenues              32.1%                        32.3%
- - ----------------------------------------------------------------------------
Product development                    $26,839         27.9%        $20,980
Percentage of total revenues              15.5%                        15.3%
- - ----------------------------------------------------------------------------
General and administrative             $16,443         45.5%        $11,302
Percentage of total revenues               9.5%                         8.2%
- - ----------------------------------------------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In fiscal 1996 and 1995, the company capitalized $5.8 million and $5.2 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized primarily relate to the company's development of enterprise-wide financial management and accounting solutions for client/server environments and represented 17.8% and 19.9% of total product development expenditures (excluding purchased research and development). Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

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

The increase in general and administrative expenses resulted from increases in personnel and professional services costs incurred to support the growth of the company's overall operations and, to a lesser extent, the effect of currency exchange rate changes and an increase in the provision for doubtful accounts.

In November 1994, the company completed a merger with Pillar Corporation, which develops, markets and supports client/server corporate budgeting and planning solutions. In connection with the acquisition, which was accounted for as a pooling of interests, the company charged $1 million to operations in fiscal 1995 for nonrecurring merger and integration costs incurred.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NONOPERATING INCOME AND EXPENSE

                                         1996           CHANGE           1995
- - -------------------------------------------------------------------------------
                                               (dollars in thousands)

Interest income                         $1,480            8.6%          $1,620
- - -------------------------------------------------------------------------------
Interest expense                        $ (243)         104.2%          $ (119)
- - -------------------------------------------------------------------------------

The slight decline in interest income, for the most part, was due to the decrease in cash available for investment which resulted from a higher level of funds reinvested in the business.

PROVISION FOR INCOME TAXES

The company's effective income tax rate decreased from 39.7% to 38%. The change in the effective rate primarily relates to the nondeductible merger costs incurred in fiscal 1995.

NET INCOME

As a result of the above factors (including the nonrecurring charges), net income for 1996 decreased to $9.5 million, or by 22.1%, from $12.1 million for 1995.

To date, the overall impact of inflation on the company has not been material.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The company will adopt SFAS No. 121 in fiscal 1997, and the impact, if any, is not expected to be material.

The company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The company generally prices its stock options at fair market value on the date of grant and, therefore, no compensation expense is recognized for the stock options granted. In fiscal 1997, the company intends to adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

FISCAL 1995 COMPARED TO FISCAL 1994

REVENUES

                                        1995       CHANGE          1994
- - -------------------------------------------------------------------------
                                            (dollars in thousands)

Software licenses                     $77,985       50.9%        $51,687
Percentage of total revenues             56.9%                      54.8%
- - -------------------------------------------------------------------------
License renewals and services         $59,156       38.9%        $42,575
Percentage of total revenues             43.1%                      45.2%
- - -------------------------------------------------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold versus, for example, price increases. Demand for the company's Microsoft Windows-based enterprise financial reporting and budgeting products continues to be strong. Windows-based product licenses comprise more than 90% of the company's total software license revenues.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for fiscal 1995 and 1994 were $38.5 million and $25.1 million, or 28.1% and 26.7% of total revenues, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


COST OF REVENUES

                                        1995       CHANGE          1994
- - -------------------------------------------------------------------------
                                            (dollars in thousands)

Software licenses                     $ 4,454       57.9%        $ 2,820
Gross profit percentage                  94.3%                      94.5%
- - -------------------------------------------------------------------------
License renewals and services         $36,443       46.2%        $24,921
Gross profit percentage                  38.4%                      41.5%
- - -------------------------------------------------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues principally reflects the associated increase in the number of software licenses sold and the amortization of capitalized costs ($1 million) related to new products and product enhancements. The amortization of capitalized software costs commences upon the general release of the software to customers.

The increase in the cost of license renewal and service revenues was due primarily to additional staffing expense for both installation and ongoing support services. The professional services staff includes new members dedicated to the company's newly released (March 1995) set of accounting products.

OPERATING EXPENSES

                                          1995         CHANGE           1994
- - ------------------------------------------------------------------------------
                                                (dollars in thousands)

Sales and marketing                     $44,324         47.6%         $30,036
Percentage of total revenues               32.3%                         31.9%
- - ------------------------------------------------------------------------------
Product development                     $20,980         64.3%         $12,767
Percentage of total revenues               15.3%                         13.5%
- - ------------------------------------------------------------------------------
General and administrative              $11,302         16.5%         $ 9,703
Percentage of total revenues                8.2%                         10.3%
- - ------------------------------------------------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel, an increase in commission costs directly associated with the significant increase in software license revenues and, to a lesser extent, greater overall marketing initiatives.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In fiscal 1995 and 1994, the company capitalized $5.2 million and $4 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized primarily relate to the company's development of Microsoft Windows-based financial management and accounting applications for client/server environments and represented 19.9% and 23.9% of total product development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On November 29, 1994, the company issued 1,141,592 shares of its common stock (including 146,970 shares underlying options and warrants assumed by Hyperion Software) in connection with the merger with Pillar Corporation. Pillar, based in California, develops, markets and supports client/server corporate budgeting and planning solutions. Pillar generated revenues of approximately $10 million for its year ended September 30, 1994. The acquisition has been accounted for as a pooling of interests and, accordingly, the financial statements have been restated for all prior periods to include Pillar. Further, all common share and per share data have been restated for prior periods. In connection with the acquisition, the company charged $1 million to operations in fiscal 1995 for nonrecurring merger and integration costs incurred. For further details, see Note B to the accompanying financial statements.

NONOPERATING INCOME AND EXPENSE

                                        1995         CHANGE            1994
- - ----------------------------------------------------------------------------
                                              (dollars in thousands)

Interest income                        $1,620         90.4%           $ 851
- - ----------------------------------------------------------------------------
Interest expense                       $ (119)         1.7%           $(117)
- - ----------------------------------------------------------------------------

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

NET INCOME

As a result of the above factors, net income for 1995 increased to $12.1 million, or by 41%, from $8.6 million for 1994.

RISK FACTORS AND QUARTERLY FINANCIAL INFORMATION

The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, new product development by the company or its competitors and currency exchange rate movements. A significant portion of the company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately following quarters. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Except for the historical information contained in this report on Form 10-K, the matters discussed herein are forward looking statements that involve risks and uncertainties. The company's future results may vary significantly based on a number of factors, such as those discussed in the preceding paragraph, as well as other risks as detailed in the company's registration statement on Form S-3 declared effective January 18, 1995, particularly under "Investment Considerations."

The following table sets forth certain unaudited operating results for each of the company's eight most recent fiscal quarters. This information has been prepared by the company on the same basis as its audited financial statements appearing elsewhere in this Annual Report and includes all adjustments
(consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the company's audited financial statements and notes thereto. The company's operating results for any one quarter or series of quarters are not necessarily indicative of results for any future period.

                                                          Quarter Ended
                        ----------------------------------------------------------------------------------
                        June 30, March 31,  Dec. 31,   Sept. 30, June 30,  March 31,  Dec. 31,   Sept. 30,
                          1996     1996       1995       1995      1995      1995       1994       1994
                        ----------------------------------------------------------------------------------
                                              (in thousands, except per share data)
                                                           (unaudited)

Total revenues          $58,610  $36,856    $40,725     $36,633  $50,676   $30,082    $30,055     $26,328
Operating income          8,423      383      2,032(a)    3,182   10,868     1,941      3,009(b)    2,820
Net income                5,351      369      1,521(a)    2,216    6,860     1,397      2,011(b)    1,871
Earnings per share          .30      .02        .08(a)      .12      .39       .08        .12(b)      .11

(a) Includes one-time charges relating to purchases of research and development, which had the effect of reducing operating income by $2 million and net income by approximately $1.3 million or $.07 per share.

(b) Includes nonrecurring merger and integration charges relating to the acquisition of Pillar Corporation, which had the effect of reducing operating and net income by approximately $1 million or $.05 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES
- - --------------------------------------------------------------------------------

To date, the company has financed its business principally through positive cash flow from operations and sales of its common stock. For fiscal years 1996, 1995, and 1994, the company generated positive cash flow from operations of $34.1 million, $28.9 million and $19.7 million, respectively.

Cash used by investing activities amounted to $41.8 million for fiscal 1996, including $15.5 million for office facilities in progress, $16.7 million for leasehold improvements and purchases of equipment and software, $5.8 million for product development costs and $3.2 million for business acquisitions, as described above, and to reacquire company product distribution and service rights for certain territories of Europe.

Financing activities in fiscal 1996, including stock options exercised by employees and payment of indebtedness, generated cash of $4.8 million. In connection with the stock options exercised by certain of its employees (for a total of 984,560 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $3.4 million for the year ended June 30, 1996.

As of June 30, 1996, the company had cash and cash equivalents of $42.4 million and working capital of $27.4 million, no long-term debt other than the mortgage loan (currently at an interest rate of 3.06%) for the Stamford, Connecticut office facility, and its ratio of current assets to current liabilities was 1.4 to 1. Cash equivalents are comprised primarily of investment grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25 million under a revolving credit facility. For further details of the credit facility, see Note E of the company's financial statements. The company anticipates capital expenditures of approximately $35 million for its 1997 fiscal year. In July 1996, the company acquired a client base and the exclusive distribution and service rights to its corporate budgeting product in Belgium, France and the United Kingdom for $7.6 million. The company intends to continue to review potential acquisitions that it believes would enhance its growth and profitability.

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

ITEM 8. REPORT OF INDEPENDENT AUDITORS
        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Hyperion Software Corporation

We have audited the accompanying consolidated balance sheet of Hyperion Software Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyperion Software Corporation and subsidiaries at June 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Stamford, Connecticut
July 19, 1996

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Hyperion Software Corporation

                                             Consolidated Balance Sheet
                                       (in thousands, except for share data)

                                                                                            JUNE 30,
                                                                                        1996        1995
                                                                                      --------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 42,361    $ 45,494
  Accounts receivable--net of allowances of $4,900 and $2,500                           55,674      48,006
  Prepaid expenses and other current assets                                              3,925       4,124
  Deferred income taxes                                                                  3,349       2,059
                                                                                      --------------------
TOTAL CURRENT ASSETS                                                                   105,309      99,683

Property and equipment--at cost, less accumulated depreciation
  and amortization of $21,063 and $13,570                                               54,606      32,093
Product development costs--at cost, less accumulated amortization
  of $7,818 and $4,604                                                                  11,985       9,401
Goodwill and other intangible assets--at cost, less accumulated
  amortization of $5,784 and $4,337                                                      6,087       3,007
Deposits and other assets                                                                1,461       1,974
                                                                                      --------------------
Total assets                                                                          $179,448    $146,158
                                                                                      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                               $ 20,728    $ 13,050
  Accrued employee compensation and benefits                                            15,380      14,879
  Income taxes payable                                                                   4,215       3,108
  Deferred revenue                                                                      36,832      30,599
  Notes payable                                                                            705         741
                                                                                      --------------------
TOTAL CURRENT LIABILITIES                                                               77,860      62,377

Mortgage payable                                                                         8,336       8,910
Deferred income taxes                                                                    3,249       3,165

COMMITMENTS AND CONTINGENCIES - Note H

Stockholders' equity:
  Preferred stock--$.01 par value; authorized--1,000,000 shares; none issued
  Common stock--$.01 par value; authorized--100,000,000 shares; issued--
    21,362,626 and 20,378,066 shares                                                       214         204
  Additional paid-in capital                                                            73,440      64,262
  Retained earnings                                                                     30,116      20,659
  Currency translation adjustments                                                        (534)       (386)
  Treasury stock, at cost--4,329,464 and 4,320,840 shares                              (13,233)    (13,033)
                                                                                      --------------------
TOTAL STOCKHOLDERS' EQUITY                                                              90,003      71,706
                                                                                      --------------------
Total liabilities and stockholders' equity                                            $179,448    $146,158
                                                                                      ====================




See accompanying notes.

                          Hyperion Software Corporation

                                          Consolidated Statement of Income
                                       (in thousands, except per share data)

                                                                               YEAR ENDED JUNE 30,
                                                                          1996         1995       1994
                                                                        --------------------------------
REVENUES
  Software licenses                                                     $ 90,304     $ 77,985    $51,687
  License renewals and services                                           82,520       59,156     42,575
                                                                        --------------------------------
Total revenues                                                           172,824      137,141     94,262

COSTS AND EXPENSES
Cost of revenues:
  Software licenses                                                        4,780        4,454      2,820
  License renewals and services                                           53,258       36,443     24,921
Sales and marketing                                                       55,484       44,324     30,036
Product development                                                       26,839       20,980     12,767
Purchased research and development                                         2,000
General and administrative                                                16,443       11,302      9,703
Merger and integration                                                                  1,000
                                                                        --------------------------------
                                                                         158,804      118,503     80,247
                                                                        --------------------------------
OPERATING INCOME                                                          14,020       18,638     14,015

Interest income                                                            1,480        1,620        851
Interest expense                                                            (243)        (119)      (117)
                                                                        --------------------------------
INCOME BEFORE INCOME TAXES                                                15,257       20,139     14,749

Provision for income taxes                                                 5,800        8,000      6,140
                                                                        --------------------------------

NET INCOME                                                              $  9,457     $ 12,139    $ 8,609
                                                                        ================================

EARNINGS PER SHARE
  Primary                                                                   $.53         $.70       $.52
  Fully diluted                                                             $.53         $.69       $.52

AVERAGE NUMBER OF SHARES OUTSTANDING
  Primary                                                                 17,875       17,316     16,584
  Fully diluted                                                           17,933       17,480     16,600



See accompanying notes.

                          Hyperion Software Corporation

                                   Consolidated Statement of Stockholders' Equity
                                     (in thousands, except for share data)

                                        Common Stock
                                    -----------------      Additional             Currency
                                                 Par        Paid-in    Retained  Translation     Treasury
                                       Shares   Value       Capital    Earnings  Adjustments       Stock
                                    ----------------------------------------------------------------------

  Balance at June 30, 1993           9,509,684   $ 95       $53,267    $   927      $(573)       $(13,033)
    Two-for-one stock split          9,509,684     95           (95)
                                    ----------------------------------------------------------------------
  As restated                       19,019,368    190        53,172        927       (573)        (13,033)
    Exercise of stock options/
       sale of shares                  562,942      6         3,026
    Income tax benefit from
       exercise of stock options                              1,200
    Currency translation effect                                                       137
    Net income                                                           8,609
                                    ----------------------------------------------------------------------
  Balance at June 30, 1994          19,582,310    196        57,398      9,536       (436)        (13,033)
    Charge reflecting change in
       Pillar Corporation's
       fiscal year                                                      (1,016)
    Exercise of stock options          795,756      8         3,669
    Income tax benefit from
       exercise of stock options                              3,195
    Currency translation effect                                                        50
    Net income                                                          12,139
                                    ----------------------------------------------------------------------
   Balance at June 30, 1995         20,378,066    204        64,262     20,659       (386)        (13,033)
    Exercise of stock options          984,560     10         5,790                                  (200)
    Income tax benefit from
       exercise of stock options                              3,388
    Currency translation effect                                                      (148)
    Net income                                                           9,457
                                    ----------------------------------------------------------------------
   BALANCE AT JUNE 30, 1996         21,362,626   $214       $73,440    $30,116      $(534)       $(13,233)
                                    ======================================================================


   See accompanying notes.

                          Hyperion Software Corporation

                                        Consolidated Statement of Cash Flows
                                                   (in thousands)

                                                                            YEAR ENDED JUNE 30,
                                                                        1996        1995        1994
                                                                     ---------------------------------
OPERATING ACTIVITIES
Net income                                                           $  9,457     $ 12,139    $  8,609
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                      14,032        8,338       5,347
    Accounts receivable allowance provisions                            4,229        1,667       2,029
    Deferred income taxes                                              (1,206)         210       2,312
    Charge reflecting change in Pillar Corporation's fiscal year                    (1,016)
    Changes in operating assets and liabilities:
      Accounts receivable                                             (11,897)     (15,843)    (12,126)
      Prepaid expenses and other assets                                   235       (2,463)        161
      Accounts payable and accrued expenses                             8,492       11,286       3,898
      Income taxes payable                                              4,495        5,074         448
      Deferred revenue                                                  6,233        9,544       9,029
                                                                     ---------------------------------
Cash provided by operating activities                                  34,070       28,936      19,707

INVESTING ACTIVITIES
Office facilities in progress                                         (15,492)     (14,308)
Leasehold improvements and purchases of furniture,
  equipment and software                                              (16,726)     (12,880)     (5,740)
Product development costs                                              (5,798)      (5,207)     (4,009)
Deposits and intangible assets                                           (636)      (1,921)
Business acquisitions                                                  (3,183)
                                                                     ---------------------------------
Cash used by investing activities                                     (41,835)     (34,316)     (9,749)

FINANCING ACTIVITIES
Notes payable--proceeds (payments), net                                  (610)        (309)        309
Mortgage payable--proceeds                                                           9,500
Exercise of stock options by employees/sale of common stock             5,390        3,720       2,989
                                                                     ---------------------------------
Cash provided by financing activities                                   4,780       12,911       3,298
Effect of exchange rate changes                                          (148)          50         137
                                                                     ---------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (3,133)       7,581      13,393
Cash and cash equivalents at beginning of year                         45,494       37,913      24,520
                                                                     ---------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 42,361     $ 45,494    $ 37,913
                                                                     =================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income taxes                                                         $2,511       $2,716      $2,170
  Interest ($266 and $243 capitalized in 1996 and 1995)                   497          311          69


See accompanying notes.

                          Hyperion Software Corporation

                   Notes to Consolidated Financial Statements


BUSINESS

Hyperion Software Corporation (the "company") develops, markets and supports complete financial management and accounting solutions for large, multinational corporations. The company's client/server products facilitate the accounting, budgeting, multisource consolidation and business analysis processes, giving users fast, dynamic access to and querying capabilities of interrelated financial information. A common set of delivery technologies enable superior reporting, spreadsheet analysis, data entry and intranet information access.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Software license revenues are recognized upon execution of the license agreement and delivery of the software. In all cases, however, collection of any related receivable must be probable and no significant post-contract obligations of the company shall be remaining.

License renewal fees for routine support and product updates are recognized ratably over the term of the license agreement.

Current Assets and Liabilities

The company considers highly liquid investment instruments with remaining terms of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are comprised primarily of investment grade U.S. state and political subdivision obligations.

All current assets and liabilities, because of their short-term nature, are stated at cost, which approximates market value.

Long-Lived Assets

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The company will adopt SFAS No. 121 in fiscal 1997, and the impact, if any, is not expected to be material.

                          Hyperion Software Corporation

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Product Development Costs

The company begins capitalizing product development costs, principally wages and contractor fees, only after establishing commercial and technical viability. Product development costs are stated at the lower of cost or net realizable value. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues for the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally such deferred costs are amortized over four years. Amortization commences when the product is available for general release to customers. Amortization expense totaled $3.2 million for 1996, $2.2 million for 1995 and $1.3 million for 1994.

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

Earnings Per Share

Earnings per share ("EPS") are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period after giving effect to the two-for-one stock split and merger with Pillar Corporation (see Note B). For primary EPS, common equivalent shares are shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares assumed to be purchased by the company with the proceeds obtained therefrom at the average market price during the period. For the fully diluted EPS calculation, shares are assumed to be purchased by the company at the higher of the average or period-end market price and, therefore, this calculation may include additional equivalent shares. All share and per share data have been retroactively adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid in December 1995. The stock dividend resulted in a retroactively applied transfer of approximately $.1 million (par value of $.01 per share) from additional paid-in capital to common stock.

Equity Based Compensation

The company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The company generally prices its stock options at fair market value on the date of grant and, therefore, no compensation expense is recognized for the stock options granted. In fiscal 1997, the company intends to adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

B. ACQUISITIONS

In July 1996, the company acquired a client base and the exclusive distribution and service rights to its corporate budgeting product in Belgium, France and the United Kingdom for $7.6 million. The acquisition will be accounted for as a purchase transaction in fiscal 1997 and, accordingly, the purchase price will be allocated to identifiable intangible assets based on their estimated fair values.

                          Hyperion Software Corporation

B. ACQUISITIONS (CONTINUED)

During the quarter ended December 1995, the company concluded two strategic acquisitions, described below, involving application technologies and an important European client base. The acquisitions, which amounted to $3.6 million, were accounted for as purchase transactions and, accordingly, $2 million was allocated to purchased research and development and $1.6 million was allocated to identifiable intangible assets based on their estimated fair values. The purchased research and development is reflected as a one-time charge in the company's operating results. The charge had the effect of reducing net income for fiscal 1996 by approximately $1.3 million or $.07 per share.

In December 1995, the company acquired certain assets and application technologies, and assumed certain obligations of Trust Consult s.a., a Brussels-based financial solutions provider. Along with over 130 customers, Hyperion gained significant European statutory consolidation and reporting expertise and technology. The net operating results of the acquired business from the date of purchase are included in the accompanying statement of income. Pro forma statement of income data as if the acquisition had occurred on July 1, 1993 is not shown, as it would not differ significantly from reported results.

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

On November 29, 1994, the company issued 1,141,592 shares of its common stock (including 146,970 shares underlying options and warrants assumed by Hyperion Software) in connection with the merger with Pillar Corporation ("Pillar"). Pillar, based in California, develops, markets and supports client/server corporate budgeting and planning solutions. The acquisition has been accounted for as a pooling of interests. Accordingly, the financial statements have been restated for all prior periods to include Pillar. Further, all common share and per share data have been restated for prior periods.

For the pre-merger periods indicated, revenues and net income of the company and Pillar are as follows, in thousands:

                                        Three months ended         Year ended
                                        September 30, 1994       June 30, 1994
- - ------------------------------------------------------------------------------
                                            (unaudited)

REVENUES
  Hyperion Software                           $22,470               $84,384
  Pillar                                        3,858                 9,878
- - ------------------------------------------------------------------------------
                                              $26,328               $94,262
==============================================================================
NET INCOME
  Hyperion Software                           $ 1,225               $ 8,470
  Pillar                                        1,016                   139
    adjustment(a)                                (370)
- - ------------------------------------------------------------------------------
                                              $ 1,871               $ 8,609
==============================================================================

(a) To adjust the provision for income taxes to reflect, on a combined company basis, the annual effective tax rate.

                          Hyperion Software Corporation

B. ACQUISITIONS (CONTINUED)

Pillar previously used the fiscal year ended September 30 for its financial reporting. Pillar's operating results for the year ended September 30, 1994 are included in the accompanying statement of income in the column headed June 30, 1994. The statement of income's comparative 1996 and 1995 results reflect the operations of Hyperion Software and Pillar for the years ended June 30, 1996 and 1995. Accordingly, the duplication of Pillar's net income, for the three months ended September 30, 1994, in retained earnings has been adjusted by a $1 million charge to retained earnings in fiscal 1995.

In connection with the acquisition, the company charged $1 million to operations for nonrecurring merger and integration costs (principally professional fees) incurred.

C. PROPERTY, EQUIPMENT AND RELATED MORTGAGE LOAN

Property and equipment consists of the following at June 30:

                                                                                         Depreciation/
                                                                                         Amortization
                                                                      1996       1995       Period
          --------------------------------------------------------------------------------------------
                                                                    (in thousands)          (years)

          Land                                                      $ 3,800     $ 3,800
          Office facilities in progress                              26,000      10,508       39
          Furniture, equipment and software                          43,866      29,106     3 to 7
          Leasehold improvements                                      2,003       2,249   lease term*
          -----------------------------------------------------------------------------
                                                                     75,669      45,663
          Less accumulated depreciation and amortization             21,063      13,570
          -----------------------------------------------------------------------------
                                                                    $54,606     $32,093
          =============================================================================

            * Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvements.

Depreciation and amortization of these assets totaled $9.4 million, $5.4 million and $3.2 million for 1996, 1995 and 1994, respectively.

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

                          Hyperion Software Corporation

D. GOODWILL AND OTHER INTANGIBLE ASSETS

Components of intangible assets, which relate primarily to business acquisitions, are as follows at June 30:

                                                                             Amortization
                                                         1996        1995       Period
          -------------------------------------------------------------------------------
                                                        (in thousands)          (years)

          Goodwill                                     $ 3,648      $2,687      4 to 20
          Software/technology                            2,489       2,089      2 to 6
          Customer base                                  2,219       1,019      3 to 5
          Product distribution and service rights        1,570         809      3 to 7
          Noncompete agreements                            529         476        3
          Copyrights, trademarks and other               1,416         264      4 to 6
          ----------------------------------------------------------------
                                                        11,871       7,344
          Less accumulated amortization                  5,784       4,337
          ----------------------------------------------------------------
                                                       $ 6,087      $3,007
          ================================================================

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

                          Hyperion Software Corporation

F. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred tax assets and liabilities at June 30 are as follows:

                                                                       1996         1995
          --------------------------------------------------------------------------------
                                                                        (in thousands)

          Deferred income tax assets:
            Net operating loss carryforwards                          $ 4,054      $ 5,143
            Deferred revenue                                            1,510        1,777
            Accounts receivable, allowances                             1,893          795
            Other intangible assets, amortization                       1,418          347
            Tax credit carryforwards                                      876          675
            Accrued expenses                                              310          103
            Other                                                         167          237
          --------------------------------------------------------------------------------
                                                                       10,228        9,077
            Less valuation allowance                                    4,944        5,985
          --------------------------------------------------------------------------------
                                                                        5,284        3,092
          --------------------------------------------------------------------------------
          Deferred income tax liabilities:
            Product development costs                                   4,914        3,855
            Property and equipment, depreciation                          270          325
            Other                                                                       18
          --------------------------------------------------------------------------------
                                                                        5,184        4,198
          --------------------------------------------------------------------------------
          Net deferred income tax asset (liability)                   $   100      $(1,106)
          ================================================================================

The provision for income taxes consists of the following charges (credits):

                                                                1996        1995     1994
          --------------------------------------------------------------------------------
                                                                       (in thousands)
          Current:
             U.S.                                             $ 4,214    $5,211     $2,271
             State                                              1,419     1,709        957
             Other countries                                    1,373       870        600
          --------------------------------------------------------------------------------
                                                                7,006     7,790      3,828
          --------------------------------------------------------------------------------
          Deferred:
             U.S.                                                (800)      252      1,766
             State                                               (379)                 588
             Other countries                                      (27)      (42)       (42)
          --------------------------------------------------------------------------------
                                                               (1,206)      210      2,312
          --------------------------------------------------------------------------------
                                                              $ 5,800    $8,000     $6,140
          ================================================================================



The effective income tax rate varied from the statutory U.S. federal tax rate as follows:


                                                              1996       1995      1994
          --------------------------------------------------------------------------------

          Statutory U.S. tax rate                             35.0%      35.0%     35.0%
             State income taxes, net of U.S. tax benefit       4.5        5.6       6.9
             Tax exempt interest                              (1.9)      (1.9)     (1.3)
             Export sales                                     (2.8)      (2.4)      (.9)
             Other--net                                        3.2        3.4       1.9
          --------------------------------------------------------------------------------
          Effective income tax rate                           38.0%      39.7%     41.6%
          ================================================================================

                          Hyperion Software Corporation

F. INCOME TAXES (CONTINUED)

The company has U.S. federal, state and foreign net operating loss (NOL) carryforwards of $12 million and U.S. federal and state tax credit carryforwards of $1.1 million, which expire as follows:

                                                               NOL           Tax Credit
          Year                                            Carryforwards    Carryforwards
          ------------------------------------------------------------------------------
                                                                 (in thousands)
          1999                                               $   547
          2000                                                   663
          2001                                                   160
          2003                                                 1,512          $   55
          2004                                                 3,879             138
          2005 and thereafter                                  2,712             326
          No expiration date                                   2,525             549
          ------------------------------------------------------------------------------
                                                             $11,998          $1,068
          ==============================================================================

The company's utilization of NOL and tax credit carryforwards, acquired through the merger with Pillar Corporation (see Note B), is subject to annual limitations as prescribed by Sections 382 and 383 of the Internal Revenue Code and similar state authority.

G. STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS

Under the company's stock option plans and its employee stock purchase plan ("Plans") and under certain employee compensation arrangements, 5,779,956 (1,374,776 under the employee stock purchase plan) shares of common stock are reserved for issuance to eligible participants at June 30, 1996.

Changes in outstanding options were as follows:

                                                           Price Range             Shares
          -----------------------------------------------------------------------------------
          Outstanding, June 30, 1993                    $ .21   -   $19.55        2,981,934
            Options granted:
              Plans                                      1.57   -    15.64          810,958
            Options exercised:
              Plans                                       .75   -     9.75         (288,774)
              Compensation arrangements                   .38   -     2.75         (213,444)
            Options forfeited:
              Plans                                       .98   -     9.13          (21,542)
          -----------------------------------------------------------------------------------
          Outstanding, June 30, 1994                      .21   -    19.55        3,269,132
          -----------------------------------------------------------------------------------
            Options granted:
              Plans                                      4.69   -    23.50          609,254
            Options exercised:
              Plans                                       .21   -    14.25         (435,956)
              Compensation arrangements                   .38   -     2.75         (359,800)
            Options forfeited:
              Plans                                       .98   -    19.55          (28,942)
          -----------------------------------------------------------------------------------
          Outstanding, June 30, 1995                      .38   -    23.50        3,053,688
          -----------------------------------------------------------------------------------
            Options granted:
              Plans                                      7.25   -    23.88        1,756,081
            Options exercised:
              Plans                                       .38   -    19.55         (687,060)
              Compensation arrangements                  1.88   -     2.75         (297,500)
            Options forfeited/exchanged:
              Plans                                       .98   -    23.88         (765,458)
          -----------------------------------------------------------------------------------
          OUTSTANDING, JUNE 30, 1996                   $  .38   -   $23.75        3,059,751
          ===================================================================================

                          Hyperion Software Corporation

G. STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)

Generally, options under the stock option plans expire 10 years after the date of grant, are granted at prices not less than fair market value and become exercisable over two- to four-year periods. Under the employee stock purchase plan, shares of the company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last business day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation, up to 1,000 shares, during an offering period. Options granted under employee compensation arrangements become exercisable and expire over various periods. At June 30, 1996, 1,663,658 options outstanding for common stock were exercisable and the average option price for all outstanding options was $9.67 per share. Outstanding options expire on various dates beginning August 29, 1996 and ending on June 18, 2006.

The company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax compensation, but not more than $9,500 per calendar year. The company contributes to the plan, annually, up to a maximum of $1,000 per participant. Similar savings plans are maintained with respect to certain non-U.S. employees. In fiscal 1996, 1995 and 1994, the company contributed $1 million, $.7 million and $.5 million, respectively, to the savings plans.


H. COMMITMENTS AND CONTINGENCIES

The company leases office facilities and certain equipment under various operating lease agreements. The leases expire at various times through the year 2002.

Future minimum lease payments under all operating leases with noncancellable terms in excess of one year amount to $12.6 million as follows (in millions): $4 in 1997, $3.2 in 1998, $2.5 in 1999, $1.9 in 2000 and $1 in 2001 and thereafter.
Certain of the office leases provide as well for contingent payments based on building operating expenses. Rental expense for the years ended June 30, 1996, 1995 and 1994 under all lease agreements was $5.1 million, $4.4 million and $2.9 million, respectively.

From time to time, in the normal course of business, various claims are made against the company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the company.

I. STOCKHOLDER RIGHTS PLAN

In November 1995, the company adopted a stockholder rights plan (the "Rights Plan") in which preferred stock rights were distributed as a rights dividend at the rate of one right for each share of common stock held as of the close of business on December 1, 1995. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of the company without offering a fair price to all of the company's stockholders. The plan is intended to protect the interests of stockholders in the event the company is confronted in the future with coercive or unfair takeover tactics.

Each right will entitle holders of company common stock to buy one share of Series A Junior Participating Preferred Stock of the company at an exercise price of $150. The rights will be exercisable only if a person or group acquires more than 15% of the common stock, or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock, or a person owning 10% or more of the common stock is determined by the board to be an Adverse Person, as defined in the Rights Plan.

                          Hyperion Software Corporation

I. STOCKHOLDER RIGHTS PLAN (CONTINUED)

If any person or group becomes the beneficial owner of 20% or more of the common stock except pursuant to a tender offer for all shares at a price that a majority of the independent directors determines to be fair; a more-than-15% stockholder engages in a merger with the company in which the company survives and its common stock remains outstanding and unchanged; certain other self-dealing events involving the company and a more-than-15% stockholder occur; or, under certain circumstances, the board determines a 10% or more stockholder to be an Adverse Person (collectively "Flip-In Events"), each right not owned by such person or related parties will entitle its holder to purchase, at the then current exercise price of the right, common stock of the company having a value of twice the right's exercise price (or, in certain circumstances, a combination of cash, property, common stock or other securities or a reduction in the exercise price having an aggregate value equal to the value of the common stock otherwise purchasable). After the occurrence of a Flip-In Event and before any person or affiliated group becomes the owner of 50% or more of the then outstanding common stock, the company may also exchange one share of common stock for each right outstanding. In addition, if the company is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells or transfers more than 50% of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase, at the then current exercise price of the right, shares of common stock of such other person having a value of twice the right's exercise price.

The company can, in certain circumstances, redeem the rights at $.01 per right. The rights will expire on November 17, 2005, unless earlier redeemed or exchanged.

                          Hyperion Software Corporation

J.  FINANCIAL DATA BY GEOGRAPHIC AREA

                                                            Other
                                 U.S.         U.K.      International
                              Operations   Operations     Operations     Eliminations   Consolidated
   -------------------------------------------------------------------------------------------------
                                                        (in thousands)
   1996
   Revenues:
     Customers                 $140,888     $13,623         $18,313                        $172,824
     Intercompany                 6,092                       7,428        $(13,520)
   -------------------------------------------------------------------------------------------------
          Total                 146,980      13,623          25,741        $(13,520)        172,824
   =================================================================================================
   Operating income              12,579         921             520                          14,020
   =================================================================================================
   Identifiable assets         $150,977     $10,093         $18,378                        $179,448
   =================================================================================================

   1995
   Revenues:
     Customers                 $115,284     $13,290         $ 8,567                        $137,141
     Intercompany                 6,212                       3,935        $(10,147)
   -------------------------------------------------------------------------------------------------
          Total                 121,496      13,290          12,502        $(10,147)        137,141
   =================================================================================================
   Operating income (loss)       23,120         928          (5,410)                         18,638
   =================================================================================================
   Identifiable assets         $128,033     $ 9,781        $  8,344                        $146,158
   =================================================================================================

   1994
   Revenues:
     Customers                 $ 82,581     $ 9,070        $  2,611                        $ 94,262
     Intercompany                 2,900                       3,913        $ (6,813)
   -------------------------------------------------------------------------------------------------
          Total                  85,481       9,070           6,524        $ (6,813)         94,262
   =================================================================================================
   Operating income (loss)       14,174         667            (826)                         14,015
   =================================================================================================
   Identifiable assets         $ 86,132     $ 5,413        $  3,170                        $ 94,715
   =================================================================================================

   "Other International Operations" relate primarily to subsidiaries in Austria, Belgium, Canada, France, Germany, Italy, Netherlands, Singapore, Spain and Sweden. Operating income (loss) from operations outside the United States approximates income (loss) before income taxes of such operations. Intercompany revenues between geographic areas are accounted for at prices representative of unaffiliated party transactions of a similar nature.

   Revenues from markets outside the United States were as follows (dollars in thousands):

                                           1996        1995        1994
   ----------------------------------------------------------------------

   U.K. operations                       $13,623     $13,290     $ 9,070
   Other international operations         18,313       8,567       2,611
   Export                                 25,439      16,614      13,455
   ----------------------------------------------------------------------
                                         $57,375     $38,471     $25,136
   ======================================================================
   Percentage of total revenues               33%         28%         27%
   ======================================================================

   The majority of "Export" revenues, some of which are generated through independent distributors, results from product licenses and services sold to customers throughout Europe.

                          Hyperion Software Corporation

K. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended June 30, 1996 (in thousands, except per share data):

          ------------------------------------------------------------------------------
          FISCAL 1996                     SEPT. 30     DEC. 31      MARCH 31     JUNE 30
          ------------------------------------------------------------------------------

          Total revenues                   $36,633     $40,725       $36,856     $58,610
          Gross profit                      24,199      26,845        22,473      41,269
          Net income                         2,216       1,521(a)        369       5,351
          Earnings per share                   .12         .08(a)        .02         .30

          ------------------------------------------------------------------------------
          Fiscal 1995                     Sept. 30     Dec. 31      March 31     June 30
          ------------------------------------------------------------------------------

          Total revenues                   $26,328     $30,055       $30,082     $50,676
          Gross profit                      17,924      20,993        20,291      37,036
          Net income                         1,871       2,011(b)      1,397       6,860
          Earnings per share                   .11         .12(b)        .08         .39


          (a) Includes one-time charges relating to purchases of research and development, which had the effect of reducing net income by approximately $1.3 million or $.07 per share.

          (b) Includes nonrecurring merger and integration charges relating to the acquisition of Pillar Corporation, which had the effect of reducing net income by approximately $1 million or $.05 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated herein by reference to the company's Proxy Statement for its 1996 Annual Meeting of Stockholders. See also the section entitled "Employees" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

    See the section entitled "Compensation Information Concerning Directors and Officers," which is incorporated herein by reference to the company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the section entitled "Principal Holders of Voting Securities," which is incorporated herein by reference to the company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See the section entitled "Certain Transactions," which is incorporated herein by reference to the company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1) The consolidated financial statements of Hyperion Software Corporation are included in Item 8:

          Consolidated Balance Sheet as of June 30, 1996 and 1995

          Consolidated Statement of Income for the years ended June 30, 1996,
            1995 and 1994

          Consolidated Statement of Stockholders' Equity for the years ended
            June 30, 1996, 1995 and 1994

          Consolidated Statement of Cash Flows for the years ended June 30,
            1996, 1995 and 1994

          Notes to Consolidated Financial Statements

      (2) Financial statement schedule, which is included at the end of this report:

          Schedule VIII - Valuation and Qualifying Accounts

          All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

      (3) Exhibits:

           Exhibit No.   Description
           -----------   -----------

               3.1 (b)   -  Restated Certificate of Incorporation of the company
               3.2 (b)   -  By-laws, as amended and restated, of the company
              10.1 (b)   -  1985 Incentive Stock Option Plan
              10.2 (b)   -  1989 Stock Option Plan
              10.3 (b)   -  1991 Stock Plan
              10.4 (b)   -  1991 Employee Stock Purchase Plan
              10.5 (b)   -  1991 Non-Employee Director Stock Option Plan
              10.6 (b)   -  Sub-Lease Agreement with Amstar Corporation
                            for the lease of premises located at 777 Long Ridge
                            Road, Stamford, CT
              10.7 (b)   -  Sub-Lease Agreement with Citicorp North America,
                            Inc. for the lease of premises located at 777 Long
                            Ridge Road, Stamford, CT
              10.8 (b)   -  Sub-Lease Agreement with National Reinsurance
                            Corporation for the lease of premises located at 777
                            Long Ridge Road, Stamford, CT
              10.9 (c)   -  Amended and Restated Credit Agreement with The
                            Bank of New York and the signatory banks thereto,
                            dated as of May 1, 1992 (including forms of guaranty
                            and security agreement, and pledge agreement)
             10.10 (b)   -  Registration Rights Agreement among the
                            company and certain holders of Common Stock of the company, dated as of August 9, 1991

         Exhibit No.     Description
         -----------     -----------

             10.11 (f)   -  Employment Agreement with James A. Perakis, dated as
                            of August 1, 1993
             10.12 (f)   -  Employment Agreement with David M. Sample, dated as
                            of July 1, 1994
             10.13 (f)   -  Employment Agreement with Lucy Rae Ricciardi, dated
                            as of July 1, 1994
             10.14 (f)   -  Employment Agreement with Craig M. Schiff, dated as
                            of July 1, 1994
             10.15 (f)   -  Employment Agreement with John N. Adinolfi, dated as
                            of July 1, 1994
             10.16 (f)   -  Employment Agreement with Gordon O. Rapkin, dated as
                            of July 1, 1994
             10.17 (b)   -  Agreement with Marco Arese Lucini, dated as of
                            October 1, 1990
             10.18 (b)   -  Stock Option Agreement with Harry S. Gruner, dated
                            as of December 22, 1989
             10.19 (b)   -  Employment Agreement with Thomas Bell, dated as of
                            July 1, 1994
             10.20 (b)   -  Form of Software License Agreement
             10.21 (b)   -  Consulting Agreement with Natcom Consulting Services
                            Ltd., dated as of January 1, 1988
             10.22 (b)   -  Consulting Agreement with Natcom Consulting
                            Services Ltd., dated as of January 1, 1991, and
                            amendments thereto
             10.23 (b)   -  Software Development License Agreement with
                            Teknedata S.R.L.
             10.24 (b)   -  Lease with 1033 Washington Blvd. Associates, dated
                            as of December 23, 1985 and amended thereto
             10.25 (h)   -  Purchase and Sale Agreement with Combustion
                            Engineering, Inc., dated January 20, 1995, regarding
                            the purchase of an office facility
             10.26 (h)   -  Loan Agreement with the Connecticut
                            Development Authority, dated January 20, 1995,
                            regarding the financing of an office facility
                            (including related Promissory Note and Mortgage
                            Deed)
             10.27 (b)   -  License Agreement with KPMG Peat Marwick
                            Hungerfords Managements Consultants dated as of June
                            8, 1989
             10.28 (b)   -  Trademark and Tradename License Agreement with KPMG
                            of Hong Kong
             10.29 (b)   -  License Agreement with IMRS Nordic dated as of
                            January 1, 1989
             10.30 (b)   -  License Agreement with Prologic Decision Support
                            (PTY) Ltd. dated as of March 28, 1991
             10.31 (b)   -  License Agreement with Arthur Andersen Japan dated
                            as of December 17, 1990
             10.32 (a)   -  Software Development and License Agreement with
                            Channel Computing, Inc., dated February 27, 1992
             10.33 (b)   -  License Agreement with Arthur Andersen AG dated as
                            of November 2, 1989
             10.34       [Reserved]
             10.35       [Reserved]
             10.36 (a)   -  Distributor Agreement with Arthur Andersen Auditors,
                            S.A. dated March 1, 1992
             10.37 (a)   -  Distributor Agreement with Austrian Industries
                            Informatics Ges.m.b.H dated July 1, 1992
             10.38 (c)   -  Amendment to the Termination of the License
                            Agreement with Sema Group Systems Limited,
                            Government and Commerce Division, dated March 31,
                            1992
             10.39 (c)   -  Exclusive Sales Agency Agreement with Sema Group
                            Systems Limited, Government and Commerce Division,
                            dated April 1, 1992
             10.40 (c)   -  Business Purchase and Sale Agreement with Sema Group
                            Systems Limited, Government and Commerce Division, dated March 31, 1992, effective July 1, 1992

           Exhibit No.   Description
           -----------   -----------

             10.41 (d)   -  Asset Purchase and Sale Agreement between Columbia
                            Software, Inc. and IMRS Inc., dated January 21, 1993
             10.42 (d)   -  Asset Purchase and Sale Agreement between MAI
                            Systems Corporation and IMRS Inc., dated February
                            12, 1993
             10.43 (e)   -  Letter Agreement with Arthur Andersen AG,
                            dated as of May 19, 1993, regarding distribution of
                            company products in Switzerland and Liechtenstein
             10.44 (i)   -  Waiver and Amendment No. 2 to Amended and Restated
                            Credit Agreement with The Bank of New York and
                            signatory banks thereto, dated as of June 30, 1995
             10.45 (e)   -  Employment Agreement with Terence W. Rogers, dated
                            as of July 16, 1993
             10.46 (f)   -  Distributor Agreement with Consultores de
                            Integracion de Sistemas S.A. de C.V.
             10.47 (f)   -  Distributor Agreement with Delteq Systems Pte Ltd.
             10.48 (g)   -  Agreement and Plan of Reorganization dated as of
                            November 7, 1994 by and among IMRS Inc., IP Merger,
                            Inc., Pillar Corporation and American Stock Transfer
                            & Trust Company, as escrow Agent
             10.49 (g)   -  Agreement and Plan of Merger dated as of November
                            29, 1994 among IMRS Inc., IP Merger, Inc. and Pillar
                            Corporation
             10.50       -  Employment Agreement with Peter F. DiGiammarino,
                            dated as of May 29, 1996 (filed herewith)
              11.1       -  Statement Re: Computation of Earnings Per Share
                            (filed herewith)
              22.1       -  Subsidiaries of the company (filed herewith)
              23.1       -  Consent of Ernst & Young LLP, independent auditors
                            (filed herewith)

- - -----------------
            (a) Incorporated by reference to the exhibits to the registrant's
                Registration Statement on Form S-1 File No. 33-50694)

            (b) Incorporated by reference to the exhibits to the registrant's
                Registration Statement on Form S-1 File No. 33-42855)

            (c) Incorporated by reference to the exhibits to the registrant's
                Quarterly Report on Form 10-Q for the quarter ended March 31,
                1992

            (d) Incorporated by reference to the exhibits to the registrant's
                Quarterly Report on Form 10-Q for the quarter ended December 31, 1992

            (e) Incorporated by reference to the exhibits to the registrant's
                Annual Report on Form 10-K for the year ended June 30, 1993

            (f) Incorporated by reference to the exhibits to the registrant's
                Annual Report on Form 10-K for the year ended June 30, 1994

            (g) Incorporated by reference to the exhibits to the registrant's
                Current Report on Form 8-K, dated November 29, 1994, which was filed on December 14, 1994

            (h) Incorporated by reference to the exhibits to the registrant's
                Quarterly Report on Form 10-Q for the quarter ended December 31, 1994

            (i) Incorporated by reference to the exhibits to the registrant's
                Annual Report on Form 10-K for the year ended June 30, 1995

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed or were required to be filed by the registrant during the fourth quarter of the fiscal year ended June 30, 1996.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 20, 1996               Hyperion Software Corporation
                                        (Registrant)



                                        By: /s/ James A. Perakis
                                            ------------------------------------
                                            James A. Perakis
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                                   DATE
- - ---------                         -----                                                   ----

   /s/ James A. Perakis           Chief Executive Officer and Chairman                    September 20, 1996
- - ---------------------------------
   James A. Perakis

   /s/ Peter F. DiGiammarino      President, Chief Operating Officer and Director         September 20, 1996
- - ---------------------------------
   Peter F. DiGiammarino

   /s/ Gary G. Greenfield         Director                                                September 23, 1996
- - ---------------------------------
   Gary G. Greenfield

   /s/ Harry S. Gruner            Director                                                September 21, 1996
- - ---------------------------------
   Harry S. Gruner

   /s/ William W. Helman IV       Director                                                September 24, 1996
- - ---------------------------------
   William W. Helman IV

   /s/ Marco Arese Lucini         Director                                                September 23, 1996
- - ---------------------------------
   Marco Arese Lucini

   /s/ Aldo Papone                Director                                                September 24, 1996
- - ---------------------------------
   Aldo Papone

   /s/ Robert W. Thomson          Director                                                September 22, 1996
- - ---------------------------------
   Robert W. Thomson

   /s/ Lucy Rae Ricciardi         Senior Vice President and Chief Financial Officer       September 20, 1996
- - ---------------------------------
   Lucy Rae Ricciardi

   /s/ Michael A. Manto           Vice President and Corporate Controller                 September 20, 1996
- - ---------------------------------
   Michael A. Manto

ITEM 14(a)(2) AND ITEM 14(d). FINANCIAL STATEMENT SCHEDULE

                          HYPERION SOFTWARE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)
============================================================================================================
                                                           Additions
                                                    ------------------------------
                                                                      Charged
                                       Balance at    Charged to      to Other                      Balance
                                       Beginning     Costs and       Accounts       Deductions-    at End
            Description                of Period      Expenses    - Describe (a)     Describe     of Period
            -----------                ---------------------------------------------------------------------

For the year ended June 30, 1994
  Allowance for doubtful accounts,
    returns and discounts

                                          $1,216         1,118           911           1,605 (b)      $1,640
  Valuation allowance for deferred
    tax assets                             5,810           153                           181 (c)       5,782

For the year ended June 30, 1995
  Allowance for doubtful accounts,
    returns and discounts
                                          $1,640           320         1,347             807 (b)      $2,500
  Valuation allowance for deferred
    tax assets                             5,782           567                           364 (c)       5,985

For the year ended June 30, 1996
  Allowance for doubtful accounts,
    returns and discounts
                                          $2,500         1,159         3,070           1,829 (b)      $4,900
  Valuation allowance for deferred
    tax assets                             5,985           486                         1,527 (c)       4,944



(a) Charged to revenues
(b) Write-offs, returns and discounts, net of recoveries
(c) Recognition and adjustments