Form 10-Q
period 1996-09-30
HYPERION SOFTWARE CORP
filed 1996-11-14
CIK 878594

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---          THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
          ---
                                       OR

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

     As of November 1, 1996, there were 17,098,376 shares of the Registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                          Hyperion Software Corporation

                                    Form 10-Q

                                    CONTENTS


PART I.  FINANCIAL INFORMATION                                           PAGE

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheet --
    September 30, 1996 and June 30, 1996....................................2

  Condensed Consolidated Statement of Income --
    Three Months Ended September 30, 1996 and 1995..........................3

  Condensed Consolidated Statement of Cash Flows --
    Three Months Ended September 30, 1996 and 1995..........................4

  Notes to Condensed Consolidated Financial Statements --
    September 30, 1996......................................................5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................6


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................10

Item 6. Exhibits and Reports on Form 8-K...................................10

SIGNATURES.................................................................11


Hyperion, Hyperion Software, Hyperion Financials, Micro Control, Financial Intelligence, and Business Intelligence are registered trademarks and Hyperion Enterprise, Hyperion Pillar, Hyperion Analyst, Hyperion OLAP, Hyperion Retrieve, Hyperion Reporting, Hyperion Forms, Hyperion OnTrack, Hyperion Ledger, Hyperion Payables, Hyperion Admin, Hyperion Tools, Hyperion Purchasing, Hyperion Receivables, Hyperion Assets, Pillar, Conversion Catalyst and LedgerLink are trademarks of Hyperion Software Operations Inc., a wholly-owned subsidiary of Hyperion Software Corporation. Marvel Comics, Spider-Man: [Trademark] & [Copyright] 1996 Marvel Characters, Inc. All rights reserved. All other trademarks and company names mentioned are the property of their respective owners.


       For further information, refer to the Hyperion Software Corporation annual report on Form 10-K for the year ended June 30, 1996.

                          Hyperion Software Corporation

                           Condensed Consolidated Balance Sheet
                           (in thousands, except for share data)


                                                                          SEPTEMBER 30,    JUNE 30,
                                                                              1996           1996
                                                                          -------------------------
ASSETS                                                                      (Unaudited)     (Note)
Current assets:
  Cash and cash equivalents                                                  $ 41,401      $ 42,361
  Accounts receivable--net of allowances of $4,900                             47,786        55,674
  Prepaid expenses and other current assets                                     3,199         3,925
  Deferred income taxes                                                         3,370         3,349
                                                                             --------      --------
TOTAL CURRENT ASSETS                                                           95,756       105,309

Property and equipment--at cost, less accumulated depreciation
  and amortization of $23,907 and $21,063                                      55,489        54,606
Product development costs--at cost, less accumulated amortization
  of $8,757 and $7,818                                                         12,179        11,985
Product distribution rights, goodwill and other intangible
  assets--at cost, less accumulated amortization of $6,411 and $5,784          13,081         6,087
Deposits and other assets                                                       1,109         1,461
                                                                             --------      --------
Total assets                                                                 $177,614      $179,448
                                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                      $ 19,066      $ 20,728
  Accrued employee compensation and benefits                                    8,727        15,380
  Income taxes payable                                                          5,521         4,215
  Deferred revenue                                                             39,527        36,832
  Notes payable                                                                   658           705
                                                                             --------      --------
TOTAL CURRENT LIABILITIES                                                      73,499        77,860

Mortgage payable                                                                8,228         8,336
Deferred income taxes                                                           3,220         3,249

Stockholders' equity:
  Preferred stock--$.01 par value; authorized--1,000,000 shares;
    none issued
  Common stock--$.01 par value; authorized--100,000,000 shares;
    issued--21,424,467 and 21,362,626 shares                                      214           214
  Additional paid-in capital                                                   74,004        73,440
  Retained earnings                                                            32,157        30,116
  Currency translation adjustments                                               (475)         (534)
                                                                             --------      --------
  Treasury stock, at cost--4,329,464 shares                                   (13,233)      (13,233)
                                                                             --------      --------
TOTAL STOCKHOLDERS' EQUITY                                                     92,667        90,003
                                                                             --------      --------
Total liabilities and stockholders' equity                                   $177,614      $179,448
                                                                             ========      ========

Note: the balance sheet at June 30, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.


                          Hyperion Software Corporation

             Condensed Consolidated Statement of Income (Unaudited)
                      (in thousands, except per share data)


                                             THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             1996          1995
                                             -------------------

REVENUES
  Software licenses                         $20,906       $18,034
  License renewals and services              25,081        18,599
                                            -------       -------
Total revenues                               45,987        36,633

COSTS AND EXPENSES
Cost of revenues:
  Software licenses                           1,680         1,017
  License renewals and services              14,535        11,417
Sales and marketing                          14,619        11,879
Product development                           7,872         5,526
General and administrative                    4,281         3,612
                                            -------       -------
                                             42,987        33,451
                                            -------       -------
OPERATING INCOME                              3,000         3,182

Interest income                                 374           448
Interest expense                                (83)          (24)
                                            -------       -------
INCOME BEFORE INCOME TAXES                    3,291         3,606

Provision for income taxes                    1,250         1,390
                                            -------       -------

NET INCOME                                  $ 2,041       $ 2,216
                                            =======       =======

EARNINGS PER SHARE
  Primary                                   $   .11       $   .12
  Fully diluted                             $   .11       $   .12

AVERAGE NUMBER OF SHARES OUTSTANDING
  Primary                                    17,813        17,890
  Fully diluted                              18,013        17,956


See accompanying notes

                          Hyperion Software Corporation

                                    Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                          (in thousands)

                                                                         THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         1996          1995
                                                                         ------------------

CASH PROVIDED BY OPERATING ACTIVITIES                                  $ 10,861      $  5,827

INVESTING ACTIVITIES
  Office and research facilities                                           (341)       (4,074)
  Leasehold improvements and purchases of furniture,
    equipment and software                                               (3,419)       (3,620)
  Product development costs                                              (1,133)       (1,448)
  Deposits and intangible assets                                           (147)         (486)
  Business acquisitions                                                  (7,104)         (834)
                                                                       --------      --------
Cash used by investing activities                                       (12,144)      (10,462)

FINANCING ACTIVITIES
  Principal payments on notes payable                                      (155)         (140)
  Exercise of stock options by employees                                    419         1,589
                                                                       --------      --------
Cash provided by financing activities                                       264         1,449

Effect of exchange rate changes                                              59           (74)
                                                                       --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS                                      (960)       (3,260)
Cash and cash equivalents at beginning of period                         42,361        45,494
                                                                       --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 41,401      $ 42,234
                                                                       ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid (received), net during the period for:
    Income taxes                                                       $   (151)     $  1,157
    Interest ($133 capitalized in 1995)                                      75           148


See accompanying notes

                          Hyperion Software Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1996


A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended June 30, 1996.

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

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


OVERVIEW
--------------------------------------------------------------------------------

Founded in 1981, Hyperion Software Corporation develops, markets and supports complete financial management and accounting solutions for large, multinational corporations. The company's client/server products facilitate the accounting, budgeting, financial consolidation and business analysis processes, giving users fast, dynamic access to and querying capabilities of interrelated financial information. A common set of delivery technologies enable superior reporting, spreadsheet analysis, data entry and intranet information access.

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

The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, new product development by the company or its competitors and currency exchange rate movements. A significant portion of the company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately following quarters. Total revenues and net income were $46 million and $2 million, respectively, for the first quarter of fiscal 1997, and $58.6 million and $5.4 million, respectively, for the fourth quarter of fiscal 1996. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward looking statements that involve risks and uncertainties. The company's future results may vary significantly based on a number of factors, such as those discussed in the preceding paragraph, as well as other risks as detailed in the company's annual report on Form 10-K for the year ended June 30, 1996, and its registration statement on Form S-3 declared effective January 18, 1995, particularly under "Investment Considerations."

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


REVENUES


                                         First Quarter Ended
September 30,                       1996        CHANGE       1995
--------------------------------------------------------------------
                                       (dollars in thousands)
Software licenses                 $20,906        15.9%     $18,034
Percentage of total revenues         45.5%                    49.2%
--------------------------------------------------------------------
License renewals and services     $25,081        34.9%     $18,599
Percentage of total revenues         54.5%                    50.8%
--------------------------------------------------------------------


Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. In particular, revenue growth was led by demand for the company's enterprise accounting, business analysis and budgeting products.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for the quarters ended September 30, 1996 and 1995 were $15 million and $11.8 million, or 32.7% and 32.1% of total revenues, respectively. Revenue growth was particularly strong in Europe, most notably in Germany, the Netherlands, Sweden and the United Kingdom.


COST OF REVENUES

                                          First Quarter Ended
September 30,                        1996        CHANGE       1995
-----------------------------------------------------------------------
                                         (dollars in thousands)
Software licenses                  $ 1,680        65.2%     $ 1,017
Gross profit percentage               92.0%                    94.4%
-----------------------------------------------------------------------
License renewals and services      $14,535        27.3%     $11,417
Gross profit percentage               42.0%                    38.6%
-----------------------------------------------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues principally reflects associated increases in the amortization of capitalized costs and royalty fees related to new products and product enhancements. The amortization of capitalized software costs begins upon the general release of the software to customers.

The increase in the cost of license renewal and service revenues was due primarily to additional staffing expense for both installation and ongoing support services.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


OPERATING EXPENSES


                                         First Quarter Ended
September 30,                        1996      CHANGE      1995
--------------------------------------------------------------------
                                       (dollars in thousands)
Sales and marketing                $14,619      23.1%      $11,879
Percentage of total revenues          31.8%                   32.4%
--------------------------------------------------------------------
Product development                 $7,872      42.5%       $5,526
Percentage of total revenues          17.1%                   15.1%
--------------------------------------------------------------------
General and administrative          $4,281      18.5%       $3,612
Percentage of total revenues           9.3%                    9.9%
--------------------------------------------------------------------


The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In the quarters ended September 30, 1996 and 1995, the company capitalized $1.1 million and $1.4 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized primarily relate to the company's development of enterprise-wide financial management and accounting solutions for client/server environments and represented 12.6% and 20.8% of total product development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

The increase in general and administrative expenses resulted, for the most part, from increases in personnel costs incurred to support the growth of the company's overall operations.

PROVISION FOR INCOME TAXES

The company's effective income tax rate decreased slightly from 38.5% to 38%. The rate for the current period reflects the company's expectations for the full year ending June 30, 1997.

NET INCOME

As a result of the above factors, net income for the three-month period ended September 30, 1996 decreased to $2 million, or by 7.9%, from $2.2 million for the corresponding period of 1995.

To date, the overall impact of inflation on the company has not been material.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the company has financed its business principally through positive cash flow from operations and sales of its common stock. For fiscal years 1994, 1995, and 1996 and for the three months ended September 30, 1996, the company generated positive cash flow from operations of $19.7 million, $28.9 million, $34.1 million and $10.9 million, respectively.

Cash used by investing activities amounted to $12.1 million for the three months ended September 30, 1996, including $3.4 million for leasehold improvements and purchases of equipment and software, $1.1 million for product development costs and $7.1 million to acquire the exclusive distribution and service rights to the company's corporate budgeting product in Belgium, France and the United Kingdom.

Financing activities in the quarter ended September 30, 1996, including stock options exercised by employees and payment of indebtedness, generated cash of $.3 million. In connection with the stock options exercised by certain of its employees (for a total of 61,841 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $.1 million for the three months ended September 30, 1996.

As of September 30, 1996, the company had cash and cash equivalents of $41.4 million and working capital of $22.3 million, no long-term debt other than the mortgage loan (currently at an interest rate of 3.06%) for the Stamford, Connecticut office and research facility, and its ratio of current assets to current liabilities was 1.3 to 1. Cash equivalents are comprised primarily of investment grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25 million under a revolving credit facility. The company anticipates capital expenditures of approximately $35 million for its 1997 fiscal year. The company intends to continue to review potential acquisitions that it believes would enhance its growth and profitability.

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

                          Hyperion Software Corporation

                           Part II. Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company's Annual Meeting of Stockholders held on November 13, 1996, the following proposals were adopted by the margins indicated:

1. To elect two members to the board of directors to serve for a three-year term as Class II Directors.


                                                    Number of Shares
                                              For                    Withheld
                                              ---                    --------
             Marco Arese Lucini            14,874,055                161,532
             Aldo Papone                   14,874,055                161,532


2. To ratify the selection of the firm of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 1997.

                      For             15,012,039
                      Against              7,075
                      Abstain             16,473



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein: (11) Statement Re: Computation of Earnings Per Share.

The company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                          Hyperion Software Corporation

                                    Form 10-Q

               for the three-month period ended September 30, 1996


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Hyperion Software Corporation



                          /s/ Michael A. Manto                      11/13/96
                          --------------------------------------------------
                          Michael A. Manto                              Date
                          Vice President and Corporate Controller



                          /s/ Lucy Rae Ricciardi                    11/13/96
                          --------------------------------------------------
                          Lucy Rae Ricciardi                            Date
                          Senior Vice President and Chief Financial Officer