Form 10-Q
period 1996-12-31
HYPERION SOFTWARE CORP
filed 1997-02-14
CIK 878594

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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


            As of January 31, 1997, there were 17,466,289 shares of the Registrant's common stock, $.01 par value, outstanding.


================================================================================

                          HYPERION SOFTWARE CORPORATION

                                    FORM 10-Q

                                    CONTENTS

PART I. FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet -- December 31, 1996 and
     June 30, 1996........................................................... 2

   Condensed Consolidated Statement of Income -- Three Months Ended
     December 31, 1996 and 1995; Six Months Ended December 31, 1996
     and 1995................................................................ 3

   Condensed Consolidated Statement of Cash Flows --
     Six Months Ended December 31, 1996 and 1995............................. 4

   Notes to Condensed Consolidated Financial Statements --
     December 31, 1996....................................................... 5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 6

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................10

SIGNATURES...................................................................11

Hyperion, Hyperion Software, Hyperion Financials, Micro Control, Pillar, Financial Intelligence, and Business Intelligence are registered trademarks and Hyperion Enterprise, Hyperion Pillar, Hyperion Analyst, Hyperion OLAP, Hyperion Retrieve, Hyperion Reporting, Hyperion Forms, Hyperion OnTrack, Hyperion Analytical Ledger, Hyperion Ledger, Hyperion Payables, Hyperion Admin, Hyperion Tools, Hyperion Purchasing, Hyperion Receivables, Hyperion Assets, Conversion Catalyst and LedgerLink are trademarks of Hyperion Software Operations Inc., a wholly-owned subsidiary of Hyperion Software Corporation. Marvel Comics, Spider-Man: TM & (C) 1996 Marvel Characters, Inc. All rights reserved. All other trademarks and company names mentioned are the property of their respective owners.

       For further information, refer to the Hyperion Software Corporation annual report on Form 10-K for the year ended June 30, 1996.

                          HYPERION SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (in thousands, except for share data)

                                                              DECEMBER 31,  JUNE 30,
                                                                 1996        1996
                                                             -----------------------
                                                             (Unaudited)     (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                  $  47,404      $ 42,361
  Accounts receivable--net of allowances of
  $5,100 and $4,900                                             48,991        55,674
  Prepaid expenses and other current assets                      3,421         3,925
  Deferred income taxes                                          3,427         3,349
                                                             -----------------------
TOTAL CURRENT ASSETS                                           103,243       105,309

Property and equipment--at cost, less accumulated
  depreciation and amortization of $27,077 and $21,063          56,670        54,606
Product development costs--at cost, less accumulated
  amortization of $10,021 and $7,818                            11,949        11,985
Product distribution rights, goodwill and other
  intangible assets--at cost, less accumulated amortization
  of $7,116 and $5,784                                          12,501         6,087
Deposits and other assets                                        1,996         1,461
                                                             -----------------------
Total assets                                                 $ 186,359      $179,448
                                                             =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                      $  20,745      $ 20,728
  Accrued employee compensation and benefits                    11,048        15,380
  Income taxes payable                                           5,502         4,215
  Deferred revenue                                              38,018        36,832
  Notes payable                                                    644           705
                                                             -----------------------
TOTAL CURRENT LIABILITIES                                       75,957        77,860

Mortgage payable                                                 8,081         8,336
Deferred income taxes                                            2,671         3,249

Stockholders' equity:
  Preferred stock--$.01 par value; authorized--1,000,000
   shares; none issued
  Common stock--$.01 par value; authorized--100,000,000
   shares; issued--21,761,608 and 21,362,626 shares                218           214
  Additional paid-in capital                                    77,956        73,440
  Retained earnings                                             34,793        30,116
  Currency translation adjustments                                 (84)         (534)
  Treasury stock, at cost--4,329,464 shares                    (13,233)      (13,233)
                                                             -----------------------
TOTAL STOCKHOLDERS' EQUITY                                      99,650        90,003
                                                             -----------------------
Total liabilities and stockholders' equity                   $ 186,359      $179,448
                                                             =======================

Note: the balance sheet at June 30, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                          HYPERION SOFTWARE CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands, except per share data)

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                             DECEMBER 31,          DECEMBER 31,
                                           1996       1995       1996       1995
                                         --------------------  --------------------
   REVENUES
      Software licenses                  $ 25,372   $ 21,146   $ 46,278   $ 39,180
      License renewals and services        27,324     19,579     52,405     38,178
                                         --------------------  --------------------
   Total revenues                          52,696     40,725     98,683     77,358

   COSTS AND EXPENSES
   Cost of revenues:
      Software licenses                     1,685      1,168      3,365      2,185
      License renewals and services        16,302     12,712     30,837     24,129
   Sales and marketing                     17,779     11,919     32,398     23,798
   Product development                      8,031      6,843     15,903     12,369
   Purchased research and development                  2,000                 2,000
   General and administrative               4,928      4,051      9,209      7,663
                                         --------------------  --------------------
                                           48,725     38,693     91,712     72,144
                                         --------------------  --------------------
   OPERATING INCOME                         3,971      2,032      6,971      5,214

   Interest income                            381        419        755        867
   Interest expense                           (91)       (20)      (174)       (44)
                                         --------------------  --------------------
   INCOME BEFORE INCOME TAXES               4,261      2,431      7,552      6,037

   Provision for income taxes               1,625        910      2,875      2,300
                                         --------------------  --------------------
   NET INCOME                            $  2,636   $  1,521   $  4,677   $  3,737
                                         ====================  ====================

   EARNINGS PER SHARE
      Primary                            $    .14   $    .08   $    .26   $    .21
      Fully diluted                      $    .14   $    .08   $    .25   $    .21

   AVERAGE NUMBER OF SHARES OUTSTANDING
      Primary                              18,509     17,930     18,161     17,910
      Fully diluted                        18,609     17,930     18,519     17,943


   See accompanying notes.

                          HYPERION SOFTWARE CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                         SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                          1996       1995
                                                       --------------------
CASH PROVIDED BY OPERATING ACTIVITIES                  $ 20,305   $  9,227

INVESTING ACTIVITIES
   Office and research facilities                          (370)   (12,246)
   Leasehold improvements and purchases of furniture,
     equipment and software                              (7,780)    (7,402)
   Product development costs                             (2,167)    (2,898)
   Deposits and intangible assets                        (1,122)      (159)
   Business acquisitions                                 (7,104)    (2,394)
                                                       --------------------
Cash used by investing activities                       (18,543)   (25,099)

FINANCING ACTIVITIES
   Principal payments on notes payable                     (316)      (282)
   Exercise of stock options by employees                 3,147      3,231
                                                       --------------------
Cash provided by financing activities                     2,831      2,949

Effect of exchange rate changes                             450       (130)
                                                       -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          5,043    (13,053)
Cash and cash equivalents at beginning of period         42,361     45,494
                                                       --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 47,404   $ 32,441
                                                       ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Income taxes                                      $    872   $  2,378
     Interest ($266 capitalized in 1995)                    158        294


See accompanying notes.

                          HYPERION SOFTWARE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                December 31, 1996

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended June 30, 1996.

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

                          HYPERION SOFTWARE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------------------------------------------------------------------------------

Founded in 1981, Hyperion Software Corporation develops, markets and supports comprehensive financial management and accounting solutions for large, multinational corporations. The company's client/server products facilitate the budgeting, accounting, multisource consolidation, and business reporting and analysis processes, giving users fast, dynamic access to and querying capabilities of interrelated financial information. A common set of delivery technologies enable superior reporting, spreadsheet analysis, data entry and intranet information access.

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

The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, new product development by the company or its competitors and currency exchange rate movements. A significant portion of the company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately following quarters. Total revenues and net income were $52.7 million and $2.6 million, respectively, for the second quarter of fiscal 1997, and $46 million and $2 million, respectively, for the first quarter of fiscal 1997. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

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

                          HYPERION SOFTWARE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES

                                     Second Quarter Ended         Six Months Ended
December 31,                       1996    CHANGE    1995      1996    CHANGE     1995
-------------------------------  --------------------------  ---------------------------
                                                 (dollars in thousands)
Software licenses                $25,372    20.0%  $21,146   $46,278    18.1%   $39,180
Percentage of total revenues        48.1%             51.9%     46.9%              50.6%
-------------------------------  --------------------------  ---------------------------
License renewals and services    $27,324    39.6%  $19,579   $52,405    37.3%   $38,178
Percentage of total revenues        51.9%             48.1%     53.1%              49.4%
-------------------------------  --------------------------  ---------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. In particular, revenue growth was led by demand for the company's business analysis and budgeting products.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for the first half of fiscal 1997 and 1996 were $34.9 million and $26.3 million, or 35.4% and 34% of total revenues, respectively. Revenue growth was particularly strong in Europe, most notably in Germany, the Netherlands and the United Kingdom.

COST OF REVENUES

                                      Second Quarter Ended           Six Months Ended
December 31,                         1996   CHANGE     1995       1996    CHANGE      1995
-------------------------------  ----------------------------  ----------------------------
                                                  (dollars in thousands)
Software licenses                $  1,685    44.3%  $  1,168   $  3,365   54.0%   $  2,185
Gross profit percentage              93.4%              94.5%      92.7%              94.4%
-------------------------------  ----------------------------  ----------------------------
License renewals and services     $16,302    28.2%   $12,712    $30,837   27.8%    $24,129
Gross profit percentage              40.3%              35.1%      41.2%              36.8%
-------------------------------  ----------------------------  ----------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues principally reflects the associated increase in the amortization of capitalized costs related to new products, product enhancements and the recent acquisition of distribution rights to the company's corporate budgeting solution in Belgium, France and the United Kingdom. The amortization of capitalized software costs commences upon the general release of the software to customers.

The increase in the cost of license renewal and service revenues was due primarily to additional staffing expense for both installation and ongoing support services.

                          HYPERION SOFTWARE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

                                   Second Quarter Ended          Six Months Ended
December 31,                      1996    CHANGE   1995       1996    CHANGE    1995
------------------------------  --------------------------  --------------------------
                                                 (dollars in thousands)
Sales and marketing             $17,779    49.2%  $11,919   $32,398    36.1%  $23,798
Percentage of total revenues       33.7%             29.3%     32.8%             30.8%
------------------------------  --------------------------  --------------------------
Product development             $ 8,031    17.4%  $ 6,843   $15,903    28.6%  $12,369
Percentage of total revenues       15.2%             16.8%     16.1%             16.0%
------------------------------  --------------------------  --------------------------
General and administrative      $ 4,928    21.6%  $ 4,051   $ 9,209    20.2%  $ 7,663
Percentage of total revenues        9.4%              9.9%      9.3%              9.9%
------------------------------  --------------------------  --------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In the first half of fiscal 1997 and 1996, the company capitalized $2.2 million and $2.9 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized by the company primarily relate to the company's development of enterprise-wide financial management and accounting solutions for client/server environments and represented 12% and 19% of total product development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

In the second quarter of fiscal 1996, the company concluded two strategic acquisitions involving application technologies and an important European client base. The acquisitions, which amounted to $3.6 million, were accounted for as purchase transactions and, accordingly, $2 million was allocated to purchased research and development and $1.6 million was allocated to identifiable intangible assets based on their estimated fair values. The purchased research and development was reflected as a one-time charge in the company's operating results. The charge had the effect of reducing net income for the quarter and six months ended December 31, 1995 by approximately $1.3 million or $.07 per share.

The increase in general and administrative expenses resulted, for the most part, from increases in personnel costs incurred to support the growth of the company's overall operations.

PROVISION FOR INCOME TAXES

The company's effective income tax rate remained substantially unchanged at approximately 38%. The rate for the current six-month period reflects the company's expectations for the full year ending June 30, 1997.

NET INCOME

As a result of the above factors, net income for the three and six-month periods ended December 31, 1996 increased to $2.6 million or by 73.3% from $1.5 million and $4.7 million or by 25.2% from $3.7 million, respectively, for the corresponding periods of 1995.

To date, the overall impact of inflation on the company has not been material.

                          HYPERION SOFTWARE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the company has financed its business principally through positive cash flow from operations and sales of its common stock. For fiscal years 1994, 1995 and 1996, and for the six months ended December 31, 1996, the company generated positive cash flow from operations of $19.7 million, $28.9 million, $34.1 million and $20.3 million, respectively.

Cash used by investing activities amounted to $18.5 million for the first half of fiscal 1997, including $7.8 million primarily for purchases of computer equipment, $2.2 million for product development costs, $1.1 million for deposits and intangible assets and $7.1 million to acquire the exclusive distribution and service rights to the company's corporate budgeting product in Belgium, France and the United Kingdom.

Financing activities in the first half of fiscal 1997, including stock options exercised by employees and payment of indebtedness, generated cash of $2.8 million. In connection with the stock options exercised by certain of its employees (for a total of 398,982 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $1.4 million for the six months ended December 31, 1996.

As of December 31, 1996, the company had cash and cash equivalents of $47.4 million and working capital of $27.3 million, no long-term debt other than the mortgage loan (currently at an interest rate of 3.9%) for the Stamford, Connecticut office and research facility, and its ratio of current assets to current liabilities was 1.4 to 1. Cash equivalents are comprised primarily of investment grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25 million under a revolving credit facility. The company anticipates capital expenditures of approximately $35 million for its 1997 fiscal year. The company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

                          HYPERION SOFTWARE CORPORATION

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

Exhibit No.       Description
-----------       -----------

    10.1          -- Amendment No. 1 to Employment Agreement and Senior
                     Advisory Arrangement between the company and Lucy R. Ricciardi, dated as of December 3, 1996

    11            -- Statement Re: Computation of Earnings Per Share


The company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                          HYPERION SOFTWARE CORPORATION

                                    FORM 10-Q

                for the three-month period ended December 31,1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Hyperion Software Corporation



                     /s/ Michael A. Manto                                2/13/97
                     -----------------------------------------------------------
                     Michael A. Manto                                       Date
                     Vice President and Corporate Controller


                     /s/ Lucy Rae Ricciardi                              2/13/97
                     -----------------------------------------------------------
                     Lucy Rae Ricciardi                                     Date
                     Senior Vice President and Chief Financial Officer