Form 10-Q
period 1997-03-31
HYPERION SOFTWARE CORP
filed 1997-05-15
CIK 878594

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


     As of April 30, 1997, there were 17,533,149 shares of the Registrant's common stock, $.01 par value, outstanding.


================================================================================

                          Hyperion Software Corporation

                                    Form 10-Q



                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet -- March 31, 1997 and June 30,
     1996.....................................................................2

   Condensed Consolidated Statement of Income -- Three Months Ended
     March 31, 1997 and 1996; Nine Months Ended March 31, 1997 and 1996.......3

   Condensed Consolidated Statement of Cash Flows --
     Nine Months Ended March 31, 1997 and 1996................................4

   Notes to Condensed Consolidated Financial Statements -- March 31, 1997.....5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................6



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................10



SIGNATURES...................................................................11



Hyperion, Hyperion Software, Hyperion Financials, Hyperion Receivables, Hyperion Assets, Hyperion Tools, Hyperion Admin., LedgerLink, Micro Control, Pillar, Financial Intelligence and Business Intelligence are registered trademarks and Hyperion Enterprise, Hyperion Pillar, Hyperion Analyst, Hyperion OLAP, Hyperion Retrieve, Hyperion Reporting, Hyperion Forms, Hyperion OnTrack, Hyperion Analytical Ledger, Hyperion Ledger, Hyperion Payables, Hyperion Purchasing, Conversion Catalyst and Build&Link are trademarks of Hyperion Software Operations Inc., a wholly-owned subsidiary of Hyperion Software Corporation. Marvel Comics, Spider-Man: TM and copyright 1996 Marvel Characters, Inc. all rights reserved. All other trademarks and company names mentioned are the property of their respective owners.

         For further information, refer to the Hyperion Software Corporation annual report on Form 10-K for the year ended June 30, 1996.

                          Hyperion Software Corporation

                                        Condensed Consolidated Balance Sheet
                                        (in thousands, except for share data)

                                                                                            MARCH 31, 1997      JUNE 30, 1996
                                                                                            ---------------------------------
ASSETS                                                                                        (Unaudited)           (Note)
Current assets:
   Cash and cash equivalents                                                                    $ 52,966           $ 42,361
   Accounts receivable--net of allowances of $5,100 and $4,900                                    47,049             55,674
   Prepaid expenses and other current assets                                                       3,781              3,925
   Deferred income taxes                                                                           4,005              3,349
                                                                                                ---------------------------
TOTAL CURRENT ASSETS                                                                             107,801            105,309
Property and equipment--at cost, less accumulated depreciation
   and amortization of $27,699 and $21,063                                                        57,952             54,606
Product development costs--at cost, less accumulated amortization
   of $11,303 and $7,818                                                                          11,782             11,985
Product distribution  rights,  goodwill and other intangible  assets--
   at cost,  less accumulated amortization of $7,836 and $5,784                                   11,762              6,087
Deposits and other assets                                                                          1,883              1,461
                                                                                                ---------------------------
Total assets                                                                                    $191,180           $179,448
                                                                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                        $ 22,142           $ 20,728
   Accrued employee compensation and benefits                                                     12,841             15,380
   Income taxes payable                                                                            5,383              4,215
   Deferred revenue                                                                               38,840             36,832
   Notes payable                                                                                     599                705
                                                                                                ---------------------------
TOTAL CURRENT LIABILITIES                                                                         79,805             77,860

Mortgage payable                                                                                   7,956              8,336
Deferred income taxes                                                                              2,367              3,249

Stockholders' equity:
   Preferred stock--$.01 par value; authorized--1,000,000 shares;
     none issued
   Common stock--$.01 par value; authorized--100,000,000 shares;
     issued--21,862,613 and 21,362,626 shares                                                        219                214
   Additional paid-in capital                                                                     79,189             73,440
   Retained earnings                                                                              36,108             30,116
   Currency translation adjustments                                                               (1,231)              (534)
   Treasury stock, at cost--4,329,464 shares                                                     (13,233)           (13,233)
                                                                                                ---------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                       101,052             90,003
                                                                                                ---------------------------
Total liabilities and stockholders' equity                                                      $191,180           $179,448
                                                                                                ===========================


Note: the balance sheet at June 30, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                          Hyperion Software Corporation

                               Condensed Consolidated Statement of Income (Unaudited)
                                        (in thousands, except per share data)



                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     MARCH 31,                           MARCH 31,
                                                                1997            1996                1997          1996
                                                              -----------------------             ----------------------
   REVENUES
      Software licenses                                       $24,038         $16,014             $ 70,316      $ 55,194
      License renewals and services                            26,485          20,842               78,890        59,020
                                                              -----------------------             ----------------------
   Total revenues                                              50,523          36,856              149,206       114,214

   COSTS AND EXPENSES
   Cost of revenues:
      Software licenses                                         1,840           1,180                5,205         3,365
      License renewals and services                            17,377          13,203               48,214        37,332
   Sales and marketing                                         17,037          12,093               49,435        35,891
   Product development                                          7,702           6,478               23,605        18,847
   Purchased research and development                                                                              2,000
   General and administrative                                   4,821           3,519               14,030        11,182
                                                              -----------------------             ----------------------
                                                               48,777          36,473              140,489       108,617
                                                              -----------------------             ----------------------
   OPERATING INCOME                                             1,746             383                8,717         5,597

   Interest income                                                453             311                1,208         1,178
   Interest expense                                               (84)           (105)                (258)         (149)
                                                              -----------------------             ----------------------
   INCOME BEFORE INCOME TAXES                                   2,115             589                9,667         6,626

   Provision for income taxes                                     800             220                3,675         2,520
                                                              -----------------------             ----------------------

   NET INCOME                                                 $ 1,315         $   369             $  5,992      $  4,106
                                                              =======================             ======================

   EARNINGS PER SHARE
      Primary                                                 $   .07         $   .02             $    .33      $    .23
      Fully diluted                                           $   .07         $   .02             $    .32      $    .23

   AVERAGE NUMBER OF SHARES OUTSTANDING
      Primary                                                  18,769          17,942               18,364        17,921
      Fully diluted                                            18,769          17,983               18,464        17,957


   See accompanying notes.

                          Hyperion Software Corporation

                             Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                   (in thousands)


                                                                         NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                       1997            1996
                                                                     ------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                                $ 32,385        $ 16,502

INVESTING ACTIVITIES
   Office and research facilities                                        (482)        (14,230)
   Leasehold improvements and purchases of furniture,
     equipment and software                                           (12,466)        (12,193)
   Product development costs                                           (3,282)         (4,498)
   Deposits and intangible assets                                      (1,129)            (53)
   Business acquisitions                                               (7,104)         (3,144)
                                                                     ------------------------
Cash used by investing activities                                     (24,463)        (34,118)

FINANCING ACTIVITIES
   Principal payments on notes payable                                   (486)           (446)
   Exercise of stock options by employees                               3,866           3,888
                                                                     ------------------------
Cash provided by financing activities                                   3,380           3,442

Effect of exchange rate changes                                          (697)           (199)
                                                                     ------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       10,605         (14,373)
Cash and cash equivalents at beginning of period                       42,361          45,494
                                                                     ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 52,966        $ 31,121
                                                                     ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Income taxes                                                    $  2,157        $  2,921
     Interest ($266 capitalized in 1996)                                  241             412


     See accompanying notes.

                          Hyperion Software Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1997


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended June 30, 1996.

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


C. SUBSEQUENT EVENT

In April 1997, the company announced a plan to join forces with The Baan Company, a leading provider of enterprise-wide and inter-enterprise software solutions, through a joint development venture and shared channel strategy. Currently in the form of a signed letter of intent, the plan consists of two primary components: a shared sales channel strategy and joint development of future accounting products. The definitive arrangement, expected to be completed this fiscal year, is intended to leverage Baan's expertise in complex transactional Enterprise Resource Planning solutions and Hyperion's command of financial and information management. Hyperion expects to incur nonrecurring charges in its June 1997 quarter of approximately $4 million ($2.5 million after tax benefits or $.13 per share) for asset valuation and restructuring costs resulting from an agreement with Baan.

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

The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, new product development by the company or its competitors and currency exchange rate movements. A significant portion of the company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately following quarters. Total revenues and net income were $50.5 million and $1.3 million, respectively, for the third quarter of fiscal 1997, $52.7 million and $2.6 million, respectively, for the second quarter of fiscal 1997, and $46 million and $2 million for the first quarter of fiscal 1997. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the company's future results may vary significantly based on a number of factors, including those discussed in the preceding paragraph; whether Baan and Hyperion reach definitive agreements with respect to the matters covered by the letter of intent and what the detailed negotiated terms of such agreements are (see Note C of the accompanying financial statements); whether the products contemplated to be developed are developed in a timely fashion and are accepted by the market; whether the proposed coordination of sales prospects between the companies works in practice and results in increased revenues for the company; whether the strategic advantages and synergies contemplated to be gained by the parties are actually able to be realized; and the impact of competitive products and pricing. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed in the company's annual report on Form 10-K for the year ended June 30, 1996.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES
                                    Third Quarter Ended               Nine Months Ended
March 31,                        1997      CHANGE      1996      1997      CHANGE     1996
-----------------------------  ------------------------------  -----------------------------
                                                   (dollars in thousands)
Software licenses              $24,038      50.1%    $16,014   $70,316      27.4%   $55,194
Percentage of total revenues      47.6%                 43.5%     47.1%                48.3%
-----------------------------  ------------------------------  -----------------------------
License renewals and services  $26,485      27.1%    $20,842   $78,890      33.7%   $59,020
Percentage of total revenues      52.4%                 56.5%     52.9%                51.7%
-----------------------------  ------------------------------  -----------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. Sales of budgeting and analysis solutions were particularly strong, as were sales of consolidation and reporting applications in Asia and Europe.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for the first three quarters of fiscal 1997 and 1996 were $55.8 million and $38.8 million, or 37.4% and 34% of total revenues, respectively. Revenue growth was particularly strong in Europe, most notably in Germany, the Netherlands and the United Kingdom.

COST OF REVENUES
                                    Third Quarter Ended               Nine Months Ended
March 31,                        1997      CHANGE      1996      1997      CHANGE     1996
-----------------------------  ------------------------------  -----------------------------
                                                   (dollars in thousands)
Software licenses              $ 1,840      55.9%    $ 1,180   $ 5,205      54.7%   $ 3,365
Gross profit percentage           92.3%                 92.6%     92.6%                93.9%
-----------------------------  ------------------------------  -----------------------------
License renewals and services  $17,377      31.6%    $13,203   $48,214      29.1%   $37,332
Gross profit percentage           34.4%                 36.7%     38.9%                36.7%
-----------------------------  ------------------------------  -----------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The increase in the cost of software license revenues principally reflects the associated increase in the amortization of capitalized costs related to new products, product enhancements and the recent acquisition of distribution rights to the company's corporate budgeting product in Belgium, France and the United Kingdom. The amortization of capitalized software costs commences upon the general release of the software to customers.

The increase in the cost of license renewal and service revenues was due primarily to additional staffing expense for both installation and ongoing support services.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


OPERATING EXPENSES
                                   Third Quarter Ended               Nine Months Ended
March 31,                       1997      CHANGE      1996      1997      CHANGE     1996
----------------------------  ------------------------------  -----------------------------
                                                  (dollars in thousands)
Sales and marketing           $17,037      40.9%    $12,093   $49,435      37.7%   $35,891
Percentage of total revenues     33.7%                 32.8%     33.1%                31.4%
----------------------------  ------------------------------  -----------------------------
Product development           $ 7,702      18.9%    $ 6,478   $23,605      25.2%   $18,847
Percentage of total revenues     15.2%                 17.6%     15.8%                16.5%
----------------------------  ------------------------------  -----------------------------
General and administrative    $ 4,821      37.0%    $ 3,519   $14,030      25.5%   $11,182
Percentage of total revenues      9.5%                  9.5%      9.4%                 9.8%
----------------------------  ------------------------------  -----------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel and, to a lesser extent, an increase in commission costs directly associated with the significant increase in software license revenues.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In the first three quarters of fiscal 1997 and 1996, the company capitalized $3.3 million and $4.5 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized by the company primarily relate to the company's development of enterprise-wide financial management and accounting solutions for client/server environments and represented 12.2% and 19.3% of total product development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

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

NET INCOME

As a result of the above factors, net income for the three and nine-month periods ended March 31, 1997 increased to $1.3 million or by 256.4% from $.4 million and $6 million or by 45.9% from $4.1 million, respectively, for the corresponding periods of 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which changes the methodology of calculating earnings per share. The company will adopt SFAS No. 128 in December 1997. Early adoption is not permitted. The company does not expect the adoption of SFAS No. 128 to have a material effect on its financial statements.

To date, the overall impact of inflation on the company has not been material.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the company has financed its business principally through positive cash flow from operations and sales of its common stock. For fiscal years 1994, 1995 and 1996, and for the nine months ended March 31, 1997, the company generated positive cash flow from operations of $19.7 million, $28.9 million, $34.1 million and $32.4 million, respectively.

Cash used by investing activities amounted to $24.5 million for the first three quarters of fiscal 1997, including $12.5 million primarily for purchases of computer equipment, $3.3 million for product development costs, $1.1 million for deposits and intangible assets and $7.1 million to acquire the exclusive distribution and service rights to the company's corporate budgeting product in Belgium, France and the United Kingdom.

Financing activities in the first three quarters of fiscal 1997, including stock options exercised by employees and payment of indebtedness, generated cash of $3.4 million. In connection with the stock options exercised by certain of its employees (for a total of 499,987 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $1.9 million for the nine months ended March 31, 1997.

As of March 31, 1997, the company had cash and cash equivalents of $53 million and working capital of $28 million, no long-term debt other than the mortgage loan (currently at an interest rate of 3.9%) for the Stamford, Connecticut office and research facility, and its ratio of current assets to current liabilities was 1.4 to 1. Cash equivalents are comprised primarily of investment grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25 million under a revolving credit facility. The company anticipates capital expenditures of approximately $35 million for its 1997 fiscal year. The company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

                          Hyperion Software Corporation

                           Part II. Other Information



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

  EXHIBIT NO.   DESCRIPTION

     11         -  Statement Re: Computation of Earnings Per Share


The company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                          Hyperion Software Corporation

                                    Form 10-Q

                 for the three-month period ended March 31,1997


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Hyperion Software Corporation



                       /s/ Michael A. Manto                         May 14, 1997
                       ---------------------------------------------------------
                       Michael A. Manto                                     Date
                       Vice President and Corporate Controller



                       /s/ Lucy Rae Ricciardi                       May 14, 1997
                       ---------------------------------------------------------
                       Lucy Rae Ricciardi                                   Date
                       Senior Vice President and Chief Financial Officer