Form 10-K405
period 1997-06-30
HYPERION SOFTWARE CORP
filed 1997-09-29
CIK 878594

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

       [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                     OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from ____________ to _____________.


                                 ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 15, 1997, there were 18,586,401 shares of the registrant's Common Stock, $.01 par value, outstanding. The aggregate market value of the registrant's voting stock held by nonaffiliates as of September 15, 1997 was approximately $510 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, scheduled to be held on November 12, 1997, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

       Founded in 1981, Hyperion Software Corporation (the "company") develops, markets and supports comprehensive analytic solutions that enable large, multinational companies to improve financial performance by maximizing the value of information. The company's internet/intranet-enabled applications support and enhance enterprise-wide financial processes, including planning, budgeting, forecasting, accounting, consolidation and performance analysis.

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

       Historically, corporations have attempted to collect, summarize, organize and present information from fragmented computer systems and transactional data sources in a number of ways. In many instances, business information reports are assembled manually with the aid of spreadsheets and by using data from accounting ledgers and other operational systems. Additionally, many corporations have sought to automate business information systems through the use of mainframe, minicomputer or PC software developed by their internal information technology ("IT") departments. Hyperion believes that these internally developed systems are becoming increasingly obsolete because they are usually rigid in structure, complex to create, expensive to maintain, and difficult to update when information requirements change. In addition, growing corporate competition has increased the demand for more comprehensive and timely business information that is accessible throughout the corporation.

       Continuing advances in computer and networking technology increasingly enable business information processing at large corporations to be moved to client/server architectures running on networks of personal computers. Client/server computing takes advantage of the power of personal computers by appropriately segregating user interface and application processing tasks between separate client and server machines. Networked PCs have significantly increased the ability to share information among users throughout an organization. The growth of internet/intranet technology has further enabled broader and more powerful information access within, outside and among corporations. While IT departments were initially slow to adopt network and internet/intranet technology, they now view networked PCs as a strategic element of information management. Network-based and internet/intranet-enabled solutions are now being implemented as a means of decreasing computing costs while improving the flow, accessibility and usefulness of corporate information.

       Most financial analysts, accountants and many executives rely on personal computer spreadsheets for performance analysis, reporting and forecasting. While spreadsheets and other PC software tools have been used to perform some corporate business information tasks, they have limited capability for information sharing and lack the necessary controls to ensure corporate consistency. Existing custom or packaged software for mainframes or minicomputers is impractical to modify for network computing because it is based on operating systems and architectures which are incompatible with PCs and client/server technology and lack the ease of use of PC software.

       Enterprise Resource Planning (ERP) systems are one means of addressing part of this market need. ERP systems are integrated software solutions that combine multiple business applications such as finance, human resources, marketing and distribution across the enterprise into a single system. This alternative to the narrower, more distinct applications of past years delivers benefits to corporations by coordinating an increasing number of functional processes into a single system solution. As business process automation becomes a higher and increasingly cost-effective priority for companies, ERP systems will become transactional "backbones" within the corporate infrastructure.

       A second critical dimension to meeting this market need is the software applications which help organizations to make use of this transactional data. Recently termed "analytic applications" by leading industry analysts, these software solutions work on a stand-alone basis, or in conjunction with ERP systems to translate data into business intelligence and thus to maximize the value of financial information. The need for better business information has created a significant market opportunity for analytic application software. Since 1981, the company's experience in developing and marketing financial management and analytical software applications for PCs and networks has positioned it well for this market.

STRATEGY

       The company's objective is to be the leading provider of client/server and internet/intranet-enabled financial management and analytical solutions to large, multidivision or multilocation companies worldwide. Hyperion focuses on designing financially intelligent software applications that manage complex business processes, access and distribute information, and measure and analyze the performance of a business. Integrated across these applications, Hyperion provides complete reporting and business analysis capabilities designed to support the way people access, deliver and analyze results. The applications are designed to be flexible, easy to maintain, cost-efficient, fast and functionally complete, using an architecture based on connectivity and openness to ERP and other best-of-class applications. The company intends to continue to extend and enhance its suite of integrated client/server and internet/intranet-enabled products through internal development and acquisition.

       The company believes the use of evolving technology standards, when coupled with software that reflects financial intelligence and business applications expertise, produces clear and immediate benefits to an organization.

       The company's strategy to achieve its objective includes the following elements:

       Increase Penetration of Multisource Consolidation and Budgeting Markets. The company believes that a minority of potential customers has purchased network-based, Windows multisource consolidation (the management of financial information across multiple accounting and planning systems, operational data sources and geographies) and budgeting software. The company intends to further its penetration in these markets worldwide, and continue its leadership position by enhancing its current products and dedicating significant resources to sales, marketing, support and product development. In addition, the company intends to continue to expand upon its sales channel strategy through reseller relationships with other software providers that will provide access to markets that Hyperion has not traditionally exploited.

       Leverage Existing Market Leadership Position. The company believes that the complementary set of planning, budgeting, forecasting, accounting, consolidation and performance analysis applications provides the complete, consistent results executives need to run their businesses. The quick, secure access of this interrelated information, in a common set of user tools, supports ad hoc analysis and reporting requirements. The company believes that its established strength in providing solutions places it in a strong position to market its applications to both new and existing customers, including the latest offerings, Hyperion OLAP for business analysis; and Hyperion's Spider-Man, a web-based business information access solution for an organization's global user community.

       Focus on Leading Network, Internet/Intranet and Software Technologies. Hyperion Software is committed to the development of network-based software for business information applications. The company's solutions are designed to run in the Microsoft Windows environment, and all are compatible with widely-used PC networks and leading internet/intranet technology. The company intends to enhance its existing products and develop or acquire new products linked to client/server software standards, including Windows 95, Windows NT, and Oracle, Sybase and Microsoft SQL Server databases, as well as the emerging internet/intranet technologies.

       Design Applications for Specific Corporate Information Needs. The company's product line is designed specifically for the collection, accounting, planning, reporting and interactive analysis of business data. Hyperion's applications fit business processes, with financial intelligence and preprogrammed functionality. This orientation to specific tasks serves to reduce implementation time and results in superior processing speed for fast data compilation and data access. The company is also committed to a combination of integrated, industry standard SQL and application specific databases.

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

       Maintain Sales and Support Relationships. Unlike many other PC software companies, the company licenses its products throughout the world primarily through a direct sales force. Products also are licensed through independent distributors and sales agents, including major accounting firms. Hyperion often provides installation and post-sale consulting support to build long-term customer relationships.

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


PRODUCTS AND SERVICES

       The company's product line provides executives, managers, analysts and accountants with the capability to collect, process, report and analyze business information. The company's Hyperion Enterprise products consolidate and report financial and other business data; Hyperion Pillar is used for corporate budgeting and financial planning; Hyperion OLAP provides multidimensional analysis and reporting capabilities regarding complex, high-volume business data; the accounting products are used for corporate accounting; and Hyperion's Spider-Man application is a web-based business information access solution for the global user community of an organization. The company also offers installation, training, consulting and support services.

PRODUCTS

       Hyperion Enterprise. Hyperion Enterprise, released in July 1991 and now in its fifth major release, is an advanced business information consolidation and reporting application which is designed to provide a unified view of accounting information across diverse general ledgers for management reporting, tax and statutory reporting requirements. The product allows for changes in corporate structure or reporting lines. The company began development of Hyperion Enterprise in mid-1988 as a new product that combines powerful consolidation and reporting capabilities with an open architecture, and administrative ease of use made possible through the graphical user interface of Windows. Hyperion Enterprise reflects the company's fifteen years of experience in financial and business information software. In each of the past three years, the company derived approximately 60% of its worldwide total revenues from Hyperion Enterprise licenses and related services.

       Hyperion Pillar. Pillar is a complete solution for corporate planning and budgeting needs. It facilitates the collaborative, iterative process of enterprise-wide budgeting and forecasting. Hyperion Pillar helps give the corporate plan greater credibility by allowing line managers to assume full accountability for their budgets. The software enables users to build up their budgets from a series of line items the way they think--in units, rates and/or amounts. Security features ensure that planning managers have control over each user's access to specific data. Pillar is a Windows-based solution with flexible import/export capabilities for interaction with virtually all financial software systems. The product easily allows for changes in corporate structure or reporting lines, making it easy to change the plan as the corporation evolves.

       Hyperion OLAP. Hyperion OLAP, released in April 1996, provides powerful multidimensional analysis and reporting capabilities to support complex, high-volume business analysis of issues such as customer or product line profitability. Hyperion OLAP combines built-in financial intelligence with a high performance, on-line analytical processing (OLAP) engine and superior information access capabilities. Continuing to leverage the company's experience in financial and business information software, Hyperion OLAP complements the overall integrated Hyperion solution as well as a wide range of ERP systems and other information sources. Hyperion OLAP allows analysis in up to 16 dimensions and is suitable for multi-user applications, "what-if" analysis and nomadic usage.

       Hyperion's accounting products, initially released in March 1995, allow an enterprise to control the detailed collection and reporting of day-to-day business transactions. The accounting products are designed for fast installation and easy maintenance. Superior integration among modules allows users to drill-down from ledger information to supporting subsystem transactions.

       Hyperion Ledger. Hyperion Ledger is a Windows-based, general ledger accounting system for large, corporate client/server environments. Hyperion Ledger controls the management of a full range of advanced accounting functions, including flexible account structures, intercompany transaction control and complex consolidation processing. In addition to the general ledger, the company's full suite of accounting products includes Hyperion Reporting, Hyperion Tools, Hyperion Admin, Hyperion Payables, Hyperion Receivables and Hyperion Assets.

       The company offers several complementary modules integrated across the product line:

       Hyperion's Spider-Man Web Delivery. Hyperion's Spider-Man application, released in August 1996, is a gateway into the Hyperion solution for the global user community of a corporation. A web-based server application, it provides all users, around the world, with an intelligent view of the reports within each application--accounting, budgeting, multisource consolidation, business analysis. It allows users to navigate through a consistent set of current corporate data, as well as information from any other internet source.

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

       Under the terms of the company's standard license agreement, customers, at their option, pay a license renewal (maintenance) fee annually. The annual fee charged to a customer is generally a fixed percentage of the then-current list prices for the licensed software used by the customer. This fee entitles customers to support, including a user hotline and electronic bulletin board, and to any updates and enhancements provided for their software. The company's product support function provides a hotline, collects and evaluates requests for enhancement of products and, together with the product management and planning group, coordinates the design, development and release of new products and product enhancements.

       An active user group, including a steering committee, works closely with the company in helping to define product enhancement priorities and direction. A user conference is held annually. This year's conference, in Orlando, was attended by over 2,300 people from more than 850 companies. Regional user meetings and product-specific focus groups are also scheduled periodically, including an annual European user conference.

CUSTOMERS

       Hyperion Software markets its products worldwide to multidivision and/or multilocation organizations with diverse information management requirements. The company has licensed its software to more than 3,200 corporate headquarters customers. In the past three fiscal years, no one customer accounted for more than 10% of total revenues. The company's customers include the following:

ABN Amro Holding                     ING America Life
Aetna Life & Casualty                ITT Industries Inc.
Ahold                                Johnson & Johnson
Aluminum Company of America          Kimberly-Clark Corporation
American Brands                      Kmart Corporation
American Express                     Lotus Development Corporation
Amoco Corporation                    LVMH
AT&T GIS                             MCI Telecomm. Corp., Network Services
Automatic Data Processing            McKesson Corporation
B.A.T. Industries                    Microsoft Corporation
Baxter Healthcare                    Motorola, Inc.
Bayer Corp.                          National Australia Bank Limited
Bell Atlantic Corporation            Netscape Communications
BellSouth Corporation                Nokia Mobile Phones
Berjaya Group Berhad                 Norsk Hydro
Black & Decker Corporation           NYNEX Corporation
Bristol-Myers Squibb Company         PepsiCo Inc.
Broken Hill Properties               Price Costco Wholesale Corp.
BTR plc                              The Prudential Insurance Company of America
Campbell Soup Company                PT Astra
Chase Manhattan Bank                 Qantas Airways
Chevron Corporation                  Roche Holding
Ciba-Geigy Corporation               Rockwell International Corp.
Compaq Computer                      Sainsbury J
Creative Technology Ltd.             San Miguel Corporation
Dean Witter Discover & Co.           Sara Lee Corporation
Digital Equipment                    SBC Communications
DST Systems Inc.                     Sprint
Eastman Kodak Company                Standard Chartered
Ford Motor Credit Company            Swiss Bank Corporation
Fortis - AG                          Swiss Reinsurance Group
General Electric Company             Telecom Italia
Glaxo                                Texaco Inc.
Granada Group                        The Travelers
Hanson plc                           Union Bank of Switzerland
Heineken                             United Parcel Service
Household Finance Corporation        Wang Laboratories
HSBC Holdings                        The Washington Post
ICI plc                              Young & Rubicam

SALES AND MARKETING

       The company has a direct sales force comprised of 226 sales personnel as of June 30, 1997. The company supports its sales force with lead generation and marketing programs which include telemarketing, public relations, direct mail, advertising, seminars, trade shows and ongoing customer communication programs and third-party alliances. The company has sales offices at its headquarters in Stamford, Connecticut and in: Alexandria, Amsterdam, Atlanta, Baltimore, Boston, Brussels, Calgary, Chicago, Cleveland, Copenhagen, Dallas, Denver, Detroit, Foster City, Frankfurt, Hong Kong, Houston, Linz, London, Los Angeles, Madrid, Manchester, Milan, Milwaukee, Minneapolis, Montreal, Munich, Newark, Ottawa, Paris, Philadelphia, Rome, San Francisco, Sao Paulo, Seattle, Singapore, St. Louis, Stockholm, Syracuse, Tokyo, Toronto and Washington, DC. Product support and training are available as well through many of these locations.

       The company also markets its products through independent distributors and sales agents. The company has license and distribution agreements with independent distributors and sales agents in: Australia, Brazil, Finland, Israel, Japan, Korea, Mexico, New Zealand, Poland, Singapore, South Africa and Switzerland, as well as other territories of Europe and North America. The company's distributors and agents include The Baan Company, affiliates of Arthur Andersen & Co. (in Japan and Switzerland), and affiliates of KPMG Peat Marwick (in Australia and New Zealand). The distributors generally maintain sales and service personnel dedicated solely to the company's products. The distribution agreements generally provide for the right to offer the company's products within a territory, in return for royalties typically equal to 50% of license and license renewal fees. In each of its 1997, 1996 and 1995 fiscal years, approximately 36.4%, 33.2% and 28.1%, respectively, of the company's total revenues were derived from sources outside of the United States.

       Because the company generally ships its products shortly after license agreements are signed, the company's software licensing backlog typically is small.

PRODUCT DEVELOPMENT

       To date, all of the company's principal products have been developed by its internal staff except for Hyperion Pillar, which was acquired in connection with the company's acquisition of Pillar Corporation (November 1994), and portions of Hyperion OLAP. When developing a new product or enhancement, the company works closely with current and prospective customers to determine their requirements. A user product enhancement committee, comprised of representatives of certain of the company's customers, meets quarterly and advises the company of its priorities for product development and enhancement, as well as product support service.

       On July 1, 1997, the company joined forces with The Baan Company, a leading provider of enterprise-wide business management software to companies requiring best-of-class manufacturing capabilities, engaging Baan to remarket Hyperion products and establishing a joint venture development effort for accounting products. The two-year definitive alliance is intended to leverage Baan's expertise in complex transactional Enterprise Resource Planning solutions and Hyperion's command of corporate financial planning, reporting and performance analysis. Hyperion and Baan have agreed to share equally in the cost of developing next generation accounting products which may be licensed to end users by either company.

       The company's development efforts are focused on new products, as well as on maintaining the competitiveness of its current product line, including development of the next releases of Hyperion Enterprise, Hyperion Pillar, Hyperion OLAP and Hyperion's Spider-Man. As of June 30, 1997, the company's product development was performed by 247 employees primarily located at its Foster City, California and Stamford, Connecticut facilities.

       During fiscal 1997, 1996 and 1995, the company's product development expense, which is net of capitalized development costs, was $33 million, $26.8 million and $21 million, or 14.8%, 15.5% and 15.3% of total revenues, respectively. In accordance with Statement of Financial Accounting Standards No. 86, the company capitalizes certain development costs. During fiscal 1997, 1996 and 1995, the company capitalized $4.8 million, $5.8 million and $5.2 million, respectively, or 12.7%, 17.8% and 19.9% of total product development expenditures (excluding purchased research and development).

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

       The company faces competition from a variety of business application software vendors and software tool vendors, as well as from software developed by IT departments of potential customers. Many of the company's existing and potential customers utilize legacy software developed internally for mainframes or minicomputers. The market for client/server and internet/intranet-enabled corporate financial software is still an emerging one. As markets develop for the company's products, additional competitors may enter or expand into those markets and competition may intensify.

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

       Customers are billed an initial license fee for the software upon delivery and, subsequently, are billed an annual maintenance fee entitling them to routine support and product updates. This fee is typically calculated at a fixed percentage of the then-current price of all licensed software used by the customer. The annual maintenance fee is optional; however, without payment, the licensee is entitled only to use the software in its then current form, without receiving future updates or product support. See "Services."

       (C) 1997 Hyperion Software Operations Inc. All rights reserved. Hyperion, Hyperion Software, the Hyperion Software Logo, Hyperion Admin, Hyperion Analyst, Hyperion Assets, Hyperion Financials, Hyperion Forms, Hyperion Ledger, Hyperion OLAP, Hyperion OnTrack, Hyperion Payables, Hyperion Pillar, Hyperion Receivables, Hyperion Reporting, Hyperion Retrieve, Hyperion Tools, Business Intelligence, Financial Intelligence, IMRS, LedgerLink, Micro Control and Pillar are registered trademarks and Hyperion Analytical Ledger, Hyperion Enterprise, Hyperion Purchasing and Build&Link are trademarks of Hyperion Software Operations Inc., a wholly-owned subsidiary of Hyperion Software Corporation. MARVEL COMICS, SPIDER-MAN: TM & (C) 1997 Marvel Characters, Inc. All rights reserved. All other trademarks and company names mentioned are the property of their respective owners.

EMPLOYEES

       As of July 31, 1997, the company employed a total of 1,226 employees, including 309 in marketing and sales, 784 in product development, support and technical services, and 133 in management, administration and finance. None of the company's employees is represented by a labor union. The company has experienced no work stoppages and believes that its employee relations are good.

The executive officers of the company are as follows:

      Name               Age                     Position
      ----               ---                     --------
James A. Perakis.........53   President, Chief Executive Officer and Chairman
Mark  J. Bilger..........38   Senior Vice President, Product Development
Lucy Rae Ricciardi.......55   Senior Vice President and Chief Financial Officer
Craig M. Schiff..........42   Senior Vice President and Corporate Secretary


       Mr. Perakis is Chairman of the Board of Directors, Chief Executive Officer and President of the company. Mr. Perakis has served as Chief Executive Officer and as a director of the company since September 1985. From 1983 to September 1985, Mr. Perakis served as Senior Vice President and General Manager of Chase Decision Systems, a division of Interactive Data Corporation, a developer and marketer of mainframe software for planning and financial applications. From 1979 to 1983, Mr. Perakis was Chief Financial Officer of Interactive Data Corporation, a supplier of data and software to financial and corporate markets.

       Mr. Bilger was appointed Senior Vice President, Product Development in July 1997. Prior to joining Hyperion, Mr. Bilger was Director of Software Development, Emerging Markets for the IBM Software Group, a division of the IBM Corporation. Mr. Bilger managed IBM's product development efforts for the insurance industry worldwide, as well as for the finance and banking industry of Asia-Pacific.

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

       Mr. Schiff was appointed Senior Vice President and Corporate Secretary in May 1996. From July 1985 to May 1996, Mr. Schiff served as Vice President - Products and Services and Corporate Secretary of the company. Mr. Schiff originally joined the company in July 1983. Prior to July 1983, Mr. Schiff served in a variety of customer service and support positions with General Electric Information Services.

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

     -----------------------------------------------------------------------------
     FISCAL 1996:                                    HIGH                 LOW
     -----------------------------------------------------------------------------
        First quarter                               $28 3/8              $22
        Second quarter                               28 1/4               18 1/4
        Third quarter                                23                   14
        Fourth quarter                               22                    9 3/4
     -----------------------------------------------------------------------------
     FISCAL 1997:                                    HIGH                 LOW
     -----------------------------------------------------------------------------
        First quarter                               $16 5/8              $10 1/2
        Second quarter                               25                   14 3/8
        Third quarter                                26 3/8               16
        Fourth quarter                               22 3/4               13
     -----------------------------------------------------------------------------
     FISCAL 1998:                                    HIGH                 LOW
     -----------------------------------------------------------------------------
        First quarter (through September 15th)       32 1/2               21 1/4


       As of September 15, 1997, the company had 146 stockholders of record and approximately 5,400 beneficial holders of its common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)


                                                               FOR THE YEAR ENDED JUNE 30
                                             --------------------------------------------------------------
                                               1997          1996          1995         1994         1993
                                             --------------------------------------------------------------
STATEMENT OF INCOME DATA (a)
REVENUES
  Software licenses                          $112,115      $ 90,304      $ 77,985      $51,687      $35,801
  License renewals and services               110,715        82,520        59,156       42,575       30,844
                                             --------------------------------------------------------------
Total revenues                                222,830       172,824       137,141       94,262       66,645

COSTS AND EXPENSES
Cost of revenues:
  Software licenses                             7,135         4,780         4,454        2,820        1,841
  License renewals and services                69,076        53,258        36,443       24,921       18,541
Sales and marketing                            72,277        55,484        44,324       30,036       21,325
Product development                            33,046        26,839        20,980       12,767        9,196
Purchased research and development                            2,000                                   2,600
General and administrative                     19,216        16,443        11,302        9,703        8,407
Asset valuation and restructuring               4,400
Merger and integration                                                      1,000
                                             --------------------------------------------------------------
                                              205,150       158,804       118,503       80,247       61,910
                                             --------------------------------------------------------------
OPERATING INCOME                               17,680        14,020        18,638       14,015        4,735
Interest income                                 1,747         1,480         1,620          851          605
Interest expense                                 (349)         (243)         (119)        (117)        (137)
                                             --------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     19,078        15,257        20,139       14,749        5,203
Provision for income taxes                      7,200         5,800         8,000        6,140        2,860
                                             --------------------------------------------------------------
NET INCOME                                   $ 11,878      $  9,457      $ 12,139      $ 8,609      $ 2,343
                                             ==============================================================

EARNINGS PER SHARE (b)
  Primary                                    $    .64      $    .53      $    .70      $   .52      $   .15
  Fully diluted                              $    .64      $    .53      $    .69      $   .52      $   .15
AVERAGE NUMBER OF SHARES OUTSTANDING (b)
  Primary                                      18,455        17,875        17,316       16,584       15,500
  Fully diluted                                18,698        17,933        17,480       16,600       15,904


CASH GENERATED BY OPERATING ACTIVITIES       $ 47,118      $ 34,070      $ 28,936      $19,707      $ 6,626



                                                                          JUNE 30
                                             --------------------------------------------------------------
                                               1997          1996          1995         1994         1993
                                             --------------------------------------------------------------
BALANCE SHEET DATA (a)
Working capital                              $ 42,236      $ 27,449      $ 37,306      $34,829      $25,839
Total assets                                  218,639       179,448       146,158       94,715       67,358
Deferred revenue                               44,619        36,832        30,599       21,055       12,026
Total long-term debt                            7,823         8,336         8,910
Stockholders' equity                          113,037        90,003        71,706       53,661       40,683


(a) Includes Pillar Corporation (see Note B to the accompanying financial statements).
(b) All share and per share data have been retroactively adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid in December 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Hyperion Software Corporation derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial fee for the software upon delivery. A license renewal fee entitling customers to routine support and product updates is billed annually. Hyperion licenses its products throughout the world primarily through a direct sales force. Products also are licensed through independent distributors and sales agents, including major accounting firms. The company includes in revenues its net share of revenues generated by distributors. When an agent has facilitated the sale and Hyperion is the licensor, the license revenue is reported gross and a commission charge is reflected.

FISCAL 1997 COMPARED TO FISCAL 1996

REVENUES

                                            1997         CHANGE          1996
--------------------------------------------------------------------------------
                                                (dollars in thousands)
Software licenses                         $112,115        24.2%       $90,304
Percentage of total revenues                  50.3%                      52.3%
--------------------------------------------------------------------------------
License renewals and services             $110,715        34.2%       $82,520
Percentage of total revenues                  49.7%                      47.7%
--------------------------------------------------------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. Sales of budgeting and analysis solutions were particularly strong, as were sales of consolidation and reporting applications in Europe.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for fiscal 1997 and 1996 were $81 million and $57.4 million, or 36.4% and 33.2% of total revenues, respectively. Revenue growth was particularly strong in Europe, most notably in Germany, the Netherlands and the United Kingdom.

COST OF REVENUES

                                            1997         CHANGE          1996
--------------------------------------------------------------------------------
                                                (dollars in thousands)

Software licenses                        $ 7,135          49.3%       $ 4,780
Gross profit percentage                     93.6%                        94.7%
--------------------------------------------------------------------------------
License renewals and services            $69,076          29.7%       $53,258
Gross profit percentage                     37.6%                        35.5%
--------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING EXPENSES

                                            1997         CHANGE          1996
--------------------------------------------------------------------------------
                                                (dollars in thousands)

Sales and marketing                       $72,277         30.3%       $55,484
Percentage of total revenues                 32.4%                       32.1%
--------------------------------------------------------------------------------
Product development                       $33,046         23.1%       $26,839
Percentage of total revenues                 14.8%                       15.5%
--------------------------------------------------------------------------------
General and administrative                $19,216         16.9%       $16,443
Percentage of total revenues                  8.6%                        9.5%
--------------------------------------------------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel, an increase in commission costs directly associated with the increase in software license revenues and, to a lesser extent, greater overall marketing initiatives.

The increase in product development expenses reflects additional personnel and third-party development costs associated with expanded research and development activities. In fiscal 1997 and 1996, the company capitalized $4.8 million and $5.8 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized primarily relate to the company's development of enterprise-wide financial management and accounting solutions for client/server environments and represented 12.7% and 17.8% of total product development expenditures (excluding purchased research and development). Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

In the second quarter of fiscal 1996, the company concluded two strategic acquisitions involving application technologies and an important European client base. The acquisitions, which amounted to $3.6 million, were accounted for as purchase transactions and, accordingly, $2 million was allocated to purchased research and development and $1.6 million was allocated to identifiable intangible assets based on their estimated fair values. The purchased research and development was reflected as a one-time charge in the company's 1996 operating results.

The increase in general and administrative expenses resulted, for the most part, from increases in personnel and professional services costs incurred to support the growth of the company's overall operations.

On July 1, 1997, the company joined forces with The Baan Company, a leading provider of enterprise-wide business management software to companies requiring best-of-class manufacturing capabilities, engaging Baan to remarket Hyperion products and establishing a joint venture development effort for accounting products. The two-year definitive alliance is intended to leverage Baan's expertise in complex transactional Enterprise Resource Planning solutions and Hyperion's command of corporate financial planning, reporting and performance analysis. Baan has agreed to pay Hyperion royalties of at least $8 million for fiscal 1998 and each has agreed to share equally in the cost of developing next generation accounting products which may be licensed to end users by either company. Hyperion incurred nonrecurring charges in its June 1997 quarter of $4.4 million for asset valuation and restructuring costs related to the joint development agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NONOPERATING INCOME AND EXPENSE

                                           1997         CHANGE         1996
--------------------------------------------------------------------------------
                                                (dollars in thousands)
Interest income                           $1,747         18.0%        $1,480
--------------------------------------------------------------------------------
Interest expense                          $ (349)        43.6%        $ (243)
--------------------------------------------------------------------------------

Interest income increased due to the increase in cash available for investment which resulted from operations.


PROVISION FOR INCOME TAXES

The company's effective income tax rate remained substantially unchanged at approximately 38%. For the full year ending June 30, 1998, the company expects its tax rate to decline to approximately 36%. The anticipated rate reduction is mainly attributable to the recent tax law change that will yield the company additional benefits with respect to export sales.

NET INCOME

As a result of the above factors (including the nonrecurring charges), net income for 1997 increased to $11.9 million, or by 25.6%, from $9.5 million for 1996.

To date, the overall impact of inflation on the company has not been material.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which changes the methodology of calculating earnings per share. The company will adopt SFAS No. 128 in December 1997. The company does not expect the adoption of SFAS No. 128 to have a material effect on the earnings per share information presented.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In fiscal 1999, the company will adopt the provisions of these statements, which will not impact the company's financial position, results of operations or cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FISCAL 1996 COMPARED TO FISCAL 1995

REVENUES

                                            1996         CHANGE          1995
--------------------------------------------------------------------------------
                                                (dollars in thousands)

Software licenses                         $90,304         15.8%       $77,985
Percentage of total revenues                 52.3%                       56.9%
--------------------------------------------------------------------------------
License renewals and services             $82,520         39.5%       $59,156
Percentage of total revenues                 47.7%                       43.1%
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

COST OF REVENUES

                                            1996         CHANGE          1995
--------------------------------------------------------------------------------
                                                (dollars in thousands)
Software licenses                         $ 4,780          7.3%       $ 4,454
Gross profit percentage                      94.7%                       94.3%
--------------------------------------------------------------------------------
License renewals and services             $53,258         46.1%       $36,443
Gross profit percentage                      35.5%                       38.4%
--------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING EXPENSES

                                            1996         CHANGE          1995
--------------------------------------------------------------------------------
                                                (dollars in thousands)

Sales and marketing                       $55,484         25.2%       $44,324
Percentage of total revenues                 32.1%                       32.3%
--------------------------------------------------------------------------------
Product development                       $26,839         27.9%       $20,980
Percentage of total revenues                 15.5%                       15.3%
--------------------------------------------------------------------------------
General and administrative                $16,443         45.5%       $11,302
Percentage of total revenues                  9.5%                        8.2%
-------------------------------------------------------------------------------


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NONOPERATING INCOME AND EXPENSE

                                           1996           CHANGE         1995
--------------------------------------------------------------------------------
                                                  (dollars in thousands)
Interest income                           $1,480            8.6%        $1,620
--------------------------------------------------------------------------------
Interest expense                          $ (243)         104.2%        $ (119)
--------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Except for the historical information contained in this report on Form 10-K, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the company's future results may vary significantly based on a number of factors, including those discussed in the preceding paragraph; whether the accounting products contemplated to be jointly developed by Baan and Hyperion are developed in a timely fashion and are accepted by the market; whether the proposed coordination of sales prospects between the companies works in practice and results in increased revenues for the company; whether the strategic advantages and synergies contemplated to be gained by the parties are actually able to be realized; and the impact of competitive products and pricing. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed elsewhere in this Annual Report. Further, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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


                                                             Quarter Ended
                        ------------------------------------------------------------------------------------------
                        June 30,   March 31,   Dec. 31,   Sept. 30,   June 30,   March 31,   Dec. 31,    Sept. 30,
                          1997       1997       1996       1996        1996        1996       1995         1995
                        ------------------------------------------------------------------------------------------
                                                      (in thousands, except per share data)
                                                                    (unaudited)
Total revenues          $73,624    $50,523     $52,696    $45,987     $58,610    $36,856     $40,725     $36,633
Operating income          8,963      1,746       3,971      3,000       8,423        383       2,032       3,182
Net income                5,886      1,315       2,636      2,041       5,351        369       1,521       2,216
Earnings per share          .31        .07         .14        .11         .30        .02         .08         .12


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
--------------------------------------------------------------------------------

To date, the company has financed its business principally through positive cash flow from operations and sales of its common stock. For fiscal years 1997, 1996, and 1995, the company generated positive cash flow from operations of $47.1 million, $34.1 million and $28.9 million, respectively.

Cash used by investing activities amounted to $30.2 million for fiscal 1997, including $16.1 million primarily for purchases of computer equipment and software, $4.8 million for product development costs, $1.6 million for deposits and intangible assets, and $7.1 million to acquire the exclusive distribution and service rights to the company's corporate budgeting product in Belgium, France and the United Kingdom.

Financing activities in fiscal 1997, including stock options exercised by employees and payments of indebtedness, generated cash of $8.6 million. In connection with the stock options exercised by certain of its employees (for a total of 1,214,811 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $2.8 million for the year ended June 30, 1997.

As of June 30, 1997, the company had cash and cash equivalents of $67.1 million and working capital of $42.2 million, no long-term debt other than the mortgage loan (currently at an interest rate of 3.9%) for the Stamford, Connecticut office and research facility, and its ratio of current assets to current liabilities was 1.4 to 1. Cash equivalents are comprised primarily of investment-grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25 million under a revolving credit facility. For further details of the credit facility, see Note E of the company's financial statements. The company anticipates capital expenditures of approximately $35 million for its 1998 fiscal year. The company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

In 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The company adopted SFAS No. 121 in fiscal 1997 and its impact on the company's financial statements was not significant.

The company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The company generally prices its stock options at fair market value on the date of grant and, therefore, no compensation expense is recognized for the stock options granted. In fiscal 1997, the company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note G of the company's financial statements).

ITEM 8. REPORT OF INDEPENDENT AUDITORS FINANCIAL STATEMENTS AND SUPPLEMENTARY
        DATA

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Hyperion Software Corporation

We have audited the accompanying consolidated balance sheet of Hyperion Software Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyperion Software Corporation and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       /s/ Ernst & Young LLP

Stamford, Connecticut
July 17, 1997

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Hyperion Software Corporation

                           Consolidated Balance Sheet
                      (in thousands, except for share data)

                                                                                    JUNE 30,
                                                                              1997           1996
                                                                            -----------------------
ASSETS
Current assets:
    Cash and cash equivalents                                               $ 67,059       $ 42,361
    Accounts receivable--net of allowances of $5,300 and $4,900               64,831         55,674
    Prepaid expenses and other current assets                                  3,243          3,925
    Deferred income taxes                                                      3,811          3,349
                                                                            -----------------------
TOTAL CURRENT ASSETS                                                         138,944        105,309

Property and equipment--at cost, less accumulated depreciation
    and amortization of $31,029 and $21,063                                   57,853         54,606
Product development costs--at cost, less accumulated
    amortization of $6,796 and $7,818                                          8,526         11,985
Product distribution rights, goodwill and other intangible
    assets--at cost, less accumulated amortization of
    $7,631 and $5,784                                                         11,103          6,087
Deposits and other assets                                                      2,213          1,461
                                                                            -----------------------
Total assets                                                                $218,639       $179,448
                                                                            =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                   $ 22,746       $ 20,728
    Accrued employee compensation and benefits                                19,882         15,380
    Income taxes payable                                                       8,898          4,215
    Deferred revenue                                                          44,619         36,832
    Notes payable                                                                563            705
                                                                            -----------------------
TOTAL CURRENT LIABILITIES                                                     96,708         77,860

Mortgage payable                                                               7,823          8,336
Deferred income taxes                                                          1,071          3,249

COMMITMENTS AND CONTINGENCIES - Note H

Stockholders' equity:
    Preferred stock--$.01 par value; authorized--1,000,000
       shares; none issued
    Common stock--$.01 par value; authorized--50,000,000
       shares; issued--22,577,437 and 21,362,626 shares                          226            214
    Additional paid-in capital                                                85,706         73,440
    Retained earnings                                                         41,994         30,116
    Currency translation adjustments                                          (1,376)          (534)
    Treasury stock, at cost--4,344,599 and 4,329,464 shares                  (13,513)       (13,233)
                                                                            -----------------------
TOTAL STOCKHOLDERS' EQUITY                                                   113,037         90,003
                                                                            -----------------------
Total liabilities and stockholders' equity                                  $218,639       $179,448
                                                                            =======================



See accompanying notes.

                          Hyperion Software Corporation

                        Consolidated Statement of Income
                      (in thousands, except per share data)


                                                       YEAR ENDED JUNE 30,
                                                 1997          1996         1995
                                               -----------------------------------
REVENUES
    Software licenses                          $112,115      $ 90,304     $ 77,985
    License renewals and services               110,715        82,520       59,156
                                               -----------------------------------
Total revenues                                  222,830       172,824      137,141

COSTS AND EXPENSES
Cost of revenues:
    Software licenses                             7,135         4,780        4,454
    License renewals and services                69,076        53,258       36,443
Sales and marketing                              72,277        55,484       44,324
Product development                              33,046        26,839       20,980
Purchased research and development                              2,000
General and administrative                       19,216        16,443       11,302
Asset valuation and restructuring                 4,400
Merger and integration                                                       1,000
                                               -----------------------------------
                                                205,150       158,804      118,503
                                               -----------------------------------
OPERATING INCOME                                 17,680        14,020       18,638

Interest income                                   1,747         1,480        1,620
Interest expense                                   (349)         (243)        (119)
                                               -----------------------------------
INCOME BEFORE INCOME TAXES                       19,078        15,257       20,139

Provision for income taxes                        7,200         5,800        8,000
                                               -----------------------------------

NET INCOME                                     $ 11,878      $  9,457     $ 12,139
                                               ===================================

EARNINGS PER SHARE
    Primary                                    $    .64      $    .53     $    .70
    Fully diluted                              $    .64      $    .53     $    .69

AVERAGE NUMBER OF SHARES OUTSTANDING
    Primary                                      18,455        17,875       17,316
    Fully diluted                                18,698        17,933       17,480


See accompanying notes.

                          Hyperion Software Corporation

                 Consolidated Statement of Stockholders' Equity
                      (in thousands, except for share data)


                                               Common Stock
                                           --------------------    Additional                  Currency
                                                           Par      Paid-in       Retained    Translation   Treasury
                                             Shares       Value     Capital       Earnings    Adjustments    Stock
                                           ---------------------------------------------------------------------------

Balance at June 30, 1994                   19,582,310     $196        $57,398      $ 9,536     $  (436)      $(13,033)
   Charge reflecting change in
     Pillar Corporation's
     fiscal year                                                                    (1,016)
   Exercise of stock options                  795,756        8          3,669
   Income tax benefit from exercise
     of stock options                                                   3,195
   Currency translation effect                                                                      50
   Net income                                                                       12,139
                                           ---------------------------------------------------------------------------
Balance at June 30, 1995                   20,378,066      204         64,262       20,659        (386)       (13,033)
   Exercise of stock options                  984,560       10          5,790                                    (200)
   Income tax benefit from exercise
     of stock options                                                   3,388
   Currency translation effect                                                                    (148)
   Net income                                                                        9,457
                                           ---------------------------------------------------------------------------
Balance at June 30, 1996                   21,362,626      214         73,440       30,116        (534)       (13,233)
   Exercise of stock options                1,214,811       12          9,506                                    (280)
   Income tax benefit from exercise
     of stock options                                                   2,760
   Currency translation effect                                                                    (842)
   Net income                                                                       11,878
                                           ---------------------------------------------------------------------------

BALANCE AT JUNE 30, 1997                   22,577,437     $226        $85,706      $41,994     $(1,376)      $(13,513)
                                           ===========================================================================


See accompanying notes.

                          Hyperion Software Corporation

                      Consolidated Statement of Cash Flows
                                 (in thousands)


                                                                                    YEAR ENDED JUNE 30,
                                                                           1997            1996            1995
                                                                         ----------------------------------------

OPERATING ACTIVITIES
Net income                                                               $ 11,878        $  9,457        $ 12,139
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                          20,983          14,032           8,338
    Asset valuation and restructuring charges, net of
     payments of $258                                                       4,142
    Accounts receivable allowance provisions                                2,487           4,229           1,667
    Deferred income taxes                                                  (2,640)         (1,206)            210
    Charge reflecting change in Pillar Corporation's fiscal year                                           (1,016)
    Changes in operating assets and liabilities:
      Accounts receivable                                                 (11,644)        (11,897)        (15,843)
      Prepaid expenses and other assets                                       803             235          (2,463)
      Accounts payable and accrued expenses                                 5,879           8,492          11,286
      Income taxes payable                                                  7,444           4,495           5,074
      Deferred revenue                                                      7,786           6,233           9,544
                                                                         ----------------------------------------
Cash provided by operating activities                                      47,118          34,070          28,936

INVESTING ACTIVITIES
Office and research facilities                                               (578)        (15,492)        (14,308)
Leasehold improvements and purchases of furniture,
 equipment and software                                                   (16,123)        (16,726)        (12,880)
Product development costs                                                  (4,792)         (5,798)         (5,207)
Deposits and intangible assets                                             (1,564)           (636)         (1,921)
Business acquisitions                                                      (7,104)         (3,183)
                                                                         ----------------------------------------
Cash used by investing activities                                         (30,161)        (41,835)        (34,316)

FINANCING ACTIVITIES
Principal payments on notes payable                                          (655)           (610)           (309)
Mortgage payable--proceeds                                                                                  9,500
Exercise of stock options by employees                                      9,238           5,390           3,720
                                                                         ----------------------------------------
Cash provided by financing activities                                       8,583           4,780          12,911

Effect of exchange rate changes                                              (842)           (148)             50
                                                                         ----------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           24,698          (3,133)          7,581
Cash and cash equivalents at beginning of year                             42,361          45,494          37,913
                                                                         ----------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 67,059        $ 42,361        $ 45,494
                                                                         ========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
    Income taxes                                                         $  2,398        $  2,511        $  2,716
    Interest ($266 and $243 capitalized in 1996 and 1995)                     326             497             311


See accompanying notes.

                          Hyperion Software Corporation

                   Notes to Consolidated Financial Statements


BUSINESS

Hyperion Software Corporation (the "company") develops, markets and supports comprehensive analytic solutions that enable large, multinational companies to improve financial performance by maximizing the value of information. The company's internet/intranet-enabled applications support and enhance enterprise-wide financial processes, including planning, budgeting, forecasting, accounting, consolidation and performance analysis.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. The related revenues, costs and expenses are translated at average rates of exchange prevailing during the reporting period. The resulting adjustments are charged or credited to stockholders' equity. Translation adjustments relating to operations abroad that are generally dependent on funding from the company's U.S. operations are included in the statement of income.

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

License renewal (maintenance) fees for routine support and product updates are recognized ratably over the term of the license agreement.

Current Assets and Liabilities

The company considers highly liquid investment instruments with remaining terms of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are comprised primarily of investment-grade U.S. state and political subdivision obligations.

All current assets and current liabilities, because of their short-term nature, are stated at cost, which approximates market value. The carrying amount of the company's borrowings approximates market value, as the obligations provide for interest at floating rates.

                          Hyperion Software Corporation

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The company adopted SFAS No. 121 in fiscal 1997; the impact was not material.

Product Development Costs

The company begins capitalizing product development costs, principally wages and contractor fees, only after establishing commercial and technical viability. Product development costs are stated at the lower of cost or net realizable value. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues for the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally such deferred costs are amortized over four years. Amortization commences when the product is available for general release to customers. Amortization expense totaled $4.8 million for 1997, $3.2 million for 1996 and $2.2 million for 1995.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which changes the methodology of calculating earnings per share. The company will adopt SFAS No. 128 in December 1997. The company does not expect the adoption of SFAS No. 128 to have a material effect on the earnings per share information presented.

                          Hyperion Software Corporation

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components as part of a complete set of financial statements. Comprehensive income is a measure of all changes in equity of any enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. The company will adopt SFAS No. 130 in fiscal 1999.

Equity Based Compensation

The company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." The company generally prices its stock options at fair market value on the date of grant and, therefore, no compensation expense is recognized for the stock options granted.

B. STRATEGIC ALLIANCE AND ACQUISITIONS

On July 1, 1997, the company joined forces with The Baan Company, a leading provider of enterprise-wide business management software to companies requiring best-of-class manufacturing capabilities, engaging Baan to remarket Hyperion products and establishing a joint venture development effort for accounting products. The two-year definitive alliance is intended to leverage Baan's expertise in complex transactional Enterprise Resource Planning solutions and Hyperion's command of corporate financial planning, reporting and performance analysis. Baan has agreed to pay Hyperion royalties of at least $8 million for fiscal 1998 and each has agreed to share equally in the cost of developing next generation accounting products which may be licensed to end users by either company. Hyperion incurred nonrecurring charges in its June 1997 quarter of $4.4 million ($2.8 million net of tax benefits or $.15 per share) for asset valuation (write-off of certain capitalized software costs, $3.5 million) and restructuring (employee and officer severance, and customer and professional services) costs related to the joint development agreement.

In July 1996, the company acquired the exclusive distribution and service rights to its corporate budgeting product in Belgium, France and the United Kingdom for $7.6 million. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to identifiable intangible assets based on their estimated fair values. The net operating results of the acquired business from the date of purchase are included in the accompanying statement of income. Pro forma statement of income data as if the acquisition had occurred on July 1, 1994 is not shown, as it would not differ significantly from reported results.

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

                          Hyperion Software Corporation

B. STRATEGIC ALLIANCE AND ACQUISITIONS (CONTINUED)

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

On November 29, 1994, the company issued 1,141,592 shares of its common stock (including 146,970 shares underlying options and warrants assumed by Hyperion Software) in connection with the merger with Pillar Corporation ("Pillar"). Pillar, based in California, develops, markets and supports client/server corporate budgeting and planning solutions. The acquisition was accounted for as a pooling of interests. Accordingly, the financial statements were restated for all prior periods to include Pillar. Further, all common share and per share data were restated for prior periods.

For the three-month, pre-merger period ended September 30, 1994, revenues and net income of the company and Pillar were as follows, in thousands (unaudited):

         REVENUES
             Hyperion Software                                 $22,470
             Pillar                                              3,858
         -------------------------------------------------------------
                                                               $26,328
         =============================================================
         NET INCOME
             Hyperion Software                                 $ 1,225
             Pillar                                              1,016
                 adjustment (a)                                   (370)
         -------------------------------------------------------------
                                                               $ 1,871
         =============================================================

         (a) To adjust the provision for income taxes to reflect, on a combined company basis, the annual effective tax rate.

Pillar previously used the fiscal year ended September 30 for its financial reporting. Pillar's operating results for the year ended September 30, 1994 were included in Hyperion's consolidated statement of income for the year ended June 30, 1994. The accompanying statement of income reflects the operations of Hyperion Software and Pillar for the years ended June 30, 1997, 1996 and 1995. Accordingly, the duplication of Pillar's net income, for the three months ended September 30, 1994, in retained earnings has been adjusted by a $1 million charge to retained earnings in fiscal 1995.

In connection with the acquisition, the company charged $1 million to operations for nonrecurring merger and integration costs (principally professional fees) incurred.

                          Hyperion Software Corporation

C. PROPERTY, EQUIPMENT AND RELATED MORTGAGE LOAN

Property and equipment consists of the following at June 30:

                                                                                  Depreciation/
                                                                                  Amortization
                                                          1997         1996          Period
-----------------------------------------------------------------------------------------------
                                                           (in thousands)           (years)

Land                                                   $  3,800      $  3,800
Office and research facilities                           26,578        26,000           39
Furniture, equipment and software                        56,223        43,866         3 to 7
Leasehold improvements                                    2,281         2,003       lease term*
-----------------------------------------------------------------------------
                                                         88,882        75,669
Less accumulated depreciation and amortization           31,029        21,063
-----------------------------------------------------------------------------
                                                        $57,853       $54,606
=============================================================================

* Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvements.

Depreciation and amortization of these assets totaled $13.5 million, $9.4 million and $5.4 million for 1997, 1996 and 1995, respectively.

On January 20, 1995, the company completed the purchase of an office and research facility in Stamford, Connecticut for $11.4 million. The purchase price was financed by the Connecticut Development Authority ("CDA," an agency of the State of Connecticut) through a $9.5 million mortgage loan, with company funds used for the balance. In the interest of Connecticut-based jobs, the CDA agreed to such financing over a 15-year period at LIBOR minus 2%, subject to, among other things: (i) the creation of a specified number of new Connecticut-based jobs, (ii) a 10-year residency in the state, and (iii) the payment of the remaining unpaid principal at the end of year ten. Violations of certain such requirements, if any, would result in additional interest charges and/or a penalty payment.

D. PRODUCT DISTRIBUTION RIGHTS, GOODWILL AND OTHER INTANGIBLE ASSETS

Components of intangible assets, which relate primarily to business acquisitions, are as follows at June 30:

                                                                                 Amortization
                                                         1997           1996        Period
----------------------------------------------------------------------------------------------
                                                           (in thousands)          (years)
Product distribution and service rights                $ 9,123       $ 1,570        3 to  7
Goodwill                                                 3,685         3,648        4 to 20
Software/technology                                      2,039         2,489        2 to  6
Customer base                                            2,219         2,219        3 to  5
Copyrights, trademarks and other                         1,618         1,416        4 to  6
Noncompete agreements                                       50           529          3
----------------------------------------------------------------------------
                                                        18,734        11,871
Less accumulated amortization                            7,631         5,784
----------------------------------------------------------------------------
                                                       $11,103       $ 6,087
============================================================================

                          Hyperion Software Corporation

D. PRODUCT DISTRIBUTION RIGHTS, GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

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

Other significant terms of the Facility restrict the company regarding the payment of dividends, capital expenditures and acquisitions, and additional indebtedness, including other fiscal commitments, and require the company to maintain minimum net worth and working capital ratios and to meet certain profitability criteria, as defined. Except for its office and research facilities (see Note C), substantially all of the company's assets have been pledged as security under terms of the Facility.

                          Hyperion Software Corporation

F. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred tax assets and liabilities at June 30 are as follows:

                                                              1997        1996
-------------------------------------------------------------------------------
                                                              (in thousands)

Deferred income tax assets:
    Net operating loss carryforwards                         $1,588     $ 4,054
    Deferred revenue                                          1,048       1,510
    Accounts receivable                                       2,240       1,893
    Other intangible assets                                   1,213       1,418
    Tax credit carryforwards                                  1,157         876
    Property and equipment                                      684
    Accrued expenses                                            523         310
    Other                                                        53         167
-------------------------------------------------------------------------------
                                                              8,506      10,228
    Less valuation allowance                                  2,356       4,944
-------------------------------------------------------------------------------
                                                              6,150       5,284
-------------------------------------------------------------------------------
Deferred income tax liabilities:
    Product development costs                                 3,410       4,914
    Property and equipment                                                  270
-------------------------------------------------------------------------------
                                                              3,410       5,184
-------------------------------------------------------------------------------
Net deferred income tax asset                                $2,740     $   100
===============================================================================


The provision for income taxes consists of the following charges (credits):

                                                    1997        1996       1995
-------------------------------------------------------------------------------
                                                          (in thousands)
Current:
    U.S.                                          $ 6,282    $ 4,214     $5,211
    State                                           1,376      1,419      1,709
    Other countries                                 2,182      1,373        870
-------------------------------------------------------------------------------
                                                    9,840      7,006      7,790
-------------------------------------------------------------------------------
Deferred:
    U.S.                                           (1,880)      (800)       252
    State                                            (760)      (379)
    Other countries                                              (27)       (42)
-------------------------------------------------------------------------------
                                                   (2,640)    (1,206)       210
-------------------------------------------------------------------------------
                                                  $ 7,200    $ 5,800     $8,000
===============================================================================


                          Hyperion Software Corporation

F. INCOME TAXES (CONTINUED)

The effective income tax rate varied from the statutory U.S. federal tax rate as follows:

                                                             1997      1996     1995
------------------------------------------------------------------------------------

Statutory U.S. tax rate                                     35.0%     35.0%     35.0%
    State income taxes, net of U.S. tax benefit              2.1       4.5       5.6
    Tax exempt interest                                     (2.1)     (1.9)     (1.9)
    Non-U.S. operations, including export sales              5.4      (0.6)     (2.0)
    Change in valuation allowance                           (3.9)     (0.9)      1.6
    Other--net                                               1.2       1.9       1.4
------------------------------------------------------------------------------------
Effective income tax rate                                   37.7%     38.0%     39.7%
====================================================================================

The company has U.S. and non-U.S. net operating loss (NOL) carryforwards of $4.1 million and U.S. federal and state tax credit carryforwards of $1.5 million, which expire as follows:


                                                   NOL             Tax Credit
Year                                          Carryforwards      Carryforwards
------------------------------------------------------------------------------
                                                     (in thousands)
2001                                                               $  232
2003                                                                   55
2004                                              $1,662              138
2005 and thereafter                                                   326
No expiration date                                 2,402              750
------------------------------------------------------------------------------
                                                  $4,064           $1,501
==============================================================================


The company's utilization of NOL and tax credit carryforwards, acquired through the merger with Pillar Corporation (see Note B), is subject to annual limitations as prescribed by Sections 382 and 383 of the Internal Revenue Code and similar state authority.

G.  STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS


The company has elected to follow APBO No. 25 and related interpretations in accounting for its stock option and employee stock purchase plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APBO No. 25, because generally the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.


The company grants options to employees pursuant to its 1991 Stock Plan ("1991 Plan"). Under the 1991 Plan, the company may grant options to purchase in the aggregate up to 4 million shares of common stock. At June 30, 1997, there were, in the aggregate, outstanding options to purchase 2.4 million shares of common stock pursuant to the 1991 Plan. Options granted under the 1991 Plan have ten-year terms and are generally exercisable at 25% per year commencing one year from the date of grant.

                          Hyperion Software Corporation

G.  STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)


The company grants options to its non-employee directors pursuant to its 1991 Non-Employee Director Stock Option Plan ("Director Plan"). The Director Plan provides that options to acquire an aggregate of up to .2 million shares of common stock may be granted to non-employee directors of the company. At June 30, 1997, there were, in the aggregate, outstanding options to purchase .1 million shares of common stock pursuant to the Director Plan. Options under the Director Plan generally are exercisable in full on the date of grant, except under certain circumstances under which they vest at 33% per year. Options granted under the Director Plan have ten-year terms.

The company has granted options under certain other stock option plans and certain employee compensation arrangements pursuant to which it no longer makes any new option grants, but pursuant to which there continues to exist outstanding options to purchase shares of common stock. These options generally expire ten years after their grant date. Under these plans and employee compensation arrangements, there are options outstanding to purchase .2 million shares of common stock as of June 30, 1997. These stock option plans include plans assumed by the company in connection with its acquisition of Pillar Corporation (see Note B).

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both fiscal 1997 and 1996: risk-free interest rate of 6.4%; volatility factors of the expected market price of the company's common stock of .25; and a weighted-average average life for the options of 5.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma net income would have been approximately $9.4 million and $7.9 million and pro forma primary and fully diluted earnings per share would have been $.50 and $.44 for the fiscal years ended June 30, 1997 and 1996, respectively.

In accordance with provisions of SFAS No. 123, the pro forma disclosures include only the effect of stock options granted in fiscal 1996 and fiscal 1997. These pro forma effects may not be representative of the effects of SFAS No. 123 on future years because of the fact that options vest over several years and new grants are generally made each year.

                         Hyperion Software Corporation

G.  STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)

The following table presents a summary of the company's stock option activity and related information for the years ended June 30:

                                                 1997                      1996                      1995
                                       ----------------------     ----------------------     -----------------------
                                                     WEIGHTED                  Weighted                    Weighted
                                                     AVERAGE                   Average                      Average
                                                     EXERCISE                  Exercise                    Exercise
                                         SHARES       PRICE        Shares       Price         Shares         Price
                                       ---------     --------     ---------     --------     ---------      --------

Outstanding at beginning of year        3,059,751     $ 9.53     3,053,688      $ 6.36     3,269,132        $ 4.77
Granted:
    Plans                                 984,999      13.63     1,566,279       18.55       456,332         12.66
Exercised:
    Plans                                (807,446)      6.97      (497,258)       4.53      (283,034)         3.50
    Compensation arrangements            (191,500)      2.75      (297,500)       2.50      (359,800)         2.04
Forfeited/exchanged:
    Plans                                (391,845)     14.04      (765,458)      21.33       (28,942)         6.81
                                        ---------     ------     ---------      ------     ---------        ------
Outstanding at year-end                 2,653,959     $11.66     3,059,751      $ 9.53     3,053,688        $ 6.36
                                        =========     ======     =========      ======     =========        ======

Options exercisable at year-end         1,237,921     $ 9.24     1,663,658      $ 6.21     1,983,440        $ 4.21
                                        =========     ======     =========      ======     =========        ======


Weighted average fair value of
    options granted during the year                   $ 5.06                    $ 6.53
                                                      ======                    ======

The following table summarizes information about stock options outstanding at June 30, 1997:

                                       Options Outstanding                        Options Exercisable
                     --------------------------------------------------     -----------------------------
                                     Weighted Average       Weighted                         Weighted
    Range of            Number      Remaining Years of      Average            Number         Average
 Exercise Prices     Outstanding     Contractual Life    Exercise Price     Exercisable    Exercise Price
----------------     --------------------------------------------------     -----------------------------
 $  .38 -  5.00         284,804            3.6               $ 2.99            284,214         $ 2.99
   5.01 - 10.00         587,459            5.6                 8.56            545,459           8.52
  10.01 - 15.00       1,458,080            8.6                12.69            293,370          12.34
  15.01 - 20.00         196,716            9.0                18.48             62,216          18.23
  20.01 - 24.88         126,900            8.7                23.03             52,662          22.48
---------------------------------------------------------------------------------------------------------
 $  .38 - 24.88       2,653,959            7.1               $11.66          1,237,921         $ 9.24
=========================================================================================================


Under the 1991 Employee Stock Purchase Plan ("Purchase Plan"), shares of the company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last business day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation, up to 1,000 shares, during an offering period. Two million shares were originally reserved for under the Purchase Plan, which term lasts for ten years.

                          Hyperion Software Corporation

G.  STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)

The following summarizes shares of common stock reserved for issuance as of June 30, 1997:

    Stock options granted and outstanding 2,653,959
    Stock options not yet granted           749,871
                                          ---------
                                          3,403,830   (3.1 million at
                                          ========= September 15, 1997)

    In addition, 1,158,916 shares are reserved for sale under the Purchase Plan.

The company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax compensation, but not more than $9,500 per calendar year. The company contributes to the plan, annually, up to a maximum of $1,000 per participant. Similar savings plans are maintained with respect to certain non-U.S. employees. In fiscal 1997, 1996 and 1995, the company contributed $1.1 million, $1 million and $.7 million, respectively, to the savings plans.

H. COMMITMENTS AND CONTINGENCIES

The company leases office facilities and certain equipment under various operating lease agreements. The leases expire at various times through the year 2003.

Future minimum lease payments under all operating leases with noncancellable terms in excess of one year amount to $15.8 million as follows (in millions):
$5.4 in 1998, $4.2 in 1999, $3.1 in 2000, $1.9 in 2001, $1.1 in 2002 and $.1
thereafter. Certain of the office leases provide as well for contingent payments based on building operating expenses. Rental expense for the years ended June 30, 1997, 1996 and 1995 under all lease agreements was $5.6 million, $5.9 million and $5 million, respectively.

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

                          Hyperion Software Corporation

I. STOCKHOLDER RIGHTS PLAN (CONTINUED)

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

                          Hyperion Software Corporation

J.  FINANCIAL DATA BY GEOGRAPHIC AREA


                                                               Other
                                U.S.             U.K.      International
                             Operations       Operations     Operations      Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------
                                                             (in thousands)
1997
Revenues:
    Customers                 $182,703         $21,233         $18,894                            $222,830
    Intercompany                11,504                          23,958          $(35,462)
----------------------------------------------------------------------------------------------------------
           Total               194,207          21,233          42,852          $(35,462)          222,830
==========================================================================================================
Operating income                13,499           2,931           1,250                              17,680
==========================================================================================================
Identifiable assets           $180,455         $14,713         $23,471                            $218,639
==========================================================================================================

1996
Revenues:
    Customers                 $140,888         $13,623         $18,313                            $172,824
    Intercompany                 6,092                           7,428          $(13,520)
----------------------------------------------------------------------------------------------------------
           Total               146,980          13,623          25,741          $(13,520)          172,824
==========================================================================================================
Operating income                12,579             921             520                              14,020
==========================================================================================================
Identifiable assets           $150,977         $10,093         $18,378                            $179,448
==========================================================================================================

1995
Revenues:
    Customers                 $115,284         $13,290         $ 8,567                            $137,141
    Intercompany                 6,212                           3,935          $(10,147)
----------------------------------------------------------------------------------------------------------
           Total               121,496          13,290          12,502          $(10,147)          137,141
==========================================================================================================
Operating income (loss)         23,120             928          (5,410)                             18,638
==========================================================================================================
Identifiable assets           $128,033         $ 9,781         $ 8,344                            $146,158
==========================================================================================================

"Other International Operations" relate primarily to subsidiaries in Austria, Belgium, Canada, France, Germany, Italy, Japan, the Netherlands, Singapore and Spain. Operating income (loss) from operations outside the United States approximates income (loss) before income taxes of such operations. Intercompany revenues between geographic areas are accounted for at prices representative of unaffiliated party transactions of a similar nature.

Revenues from markets outside the United States were as follows (dollars in thousands):

                                                1997         1996         1995
--------------------------------------------------------------------------------
  U.K. operations                             $21,233      $13,623      $13,290
  Other international operations               18,894       18,313        8,567
  Export                                       40,888       25,439       16,614
--------------------------------------------------------------------------------
                                              $81,015      $57,375      $38,471
================================================================================
Percentage of total revenues                       36%          33%          28%
================================================================================


The majority of "Export" revenues, some of which are generated through independent distributors and agents, results from product licenses and services sold to customers throughout Europe.

The above disclosures are made pursuant to SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." In fiscal 1999, the company will adopt the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersede the provisions of SFAS No. 14.

                          Hyperion Software Corporation

K. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended June 30, 1997 (in thousands, except per share data):


---------------------------------------------------------------------------
FISCAL 1997                 SEPT. 30      DEC. 31      MARCH 31     JUNE 30
---------------------------------------------------------------------------

Total revenues               $45,987      $52,696       $50,523     $73,624
Gross profit                  29,772       34,709        31,306      50,832
Net income                     2,041        2,636         1,315       5,886
Earnings per share               .11          .14           .07         .31


---------------------------------------------------------------------------
Fiscal 1996                 Sept. 30      Dec. 31      March 31     June 30
---------------------------------------------------------------------------

Total revenues               $36,633      $40,725       $36,856     $58,610
Gross profit                  24,199       26,845        22,473      41,269
Net income                     2,216        1,521           369       5,351
Earnings per share               .12          .08           .02         .30


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       See the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated herein by reference to the company's Proxy Statement for its 1997 Annual Meeting of Stockholders. See also the section entitled "Employees" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

       See the section entitled "Compensation Information Concerning Directors and Officers," which is incorporated herein by reference to the company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       See the section entitled "Principal Holders of Voting Securities," which is incorporated herein by reference to the company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       See the section entitled "Certain Transactions," which is incorporated herein by reference to the company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

       (1) The consolidated financial statements of Hyperion Software Corporation are included in Item 8:

              Consolidated Balance Sheet as of June 30, 1997 and 1996

              Consolidated Statement of Income for the years ended June 30, 1997, 1996 and 1995

              Consolidated Statement of Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995

              Consolidated Statement of Cash Flows for the years ended June 30, 1997, 1996 and 1995

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

       (3)    Exhibits:

              Exhibit No.    Description
              -----------    -----------

                  3.1(b)     - Restated Certificate of Incorporation of the
                               company
                  3.2(b)     - By-laws of the company, as amended and restated
                 10.1(b)     - 1985 Incentive Stock Option Plan
                 10.2(b)     - 1989 Stock Option Plan
                 10.3(b)     - 1991 Stock Plan
                 10.4(b)     - 1991 Employee Stock Purchase Plan
                 10.5(b)     - 1991 Non-Employee Director Stock Option Plan
                 10.6(b)     - Sub-Lease Agreement with Amstar Corporation for
                               the lease of premises located at 777 Long Ridge Road, Stamford, CT
                 10.7(b)     - Sub-Lease Agreement with Citicorp North America,
                               Inc. for the lease of premises located at 777 Long Ridge Road, Stamford, CT
                 10.8(b)     - Sub-Lease Agreement with National Reinsurance
                               Corporation for the lease of premises located
                               at 777 Long Ridge Road, Stamford, CT
                 10.9(c)     - Amended and Restated Credit Agreement with The
                               Bank of New York and the signatory banks
                               thereto, dated as of May 1, 1992 (including
                               forms of guaranty and security agreement, and pledge agreement)
                10.10(b)     - Registration Rights Agreement among the company
                               and certain holders of Common Stock of the company, dated as of August 9, 1991

              Exhibit No.    Description
              -----------    -----------

                10.11(f)     - Employment Agreement with James A. Perakis,
                               dated as of August 1, 1993
                10.12(f)     - Employment Agreement with David M. Sample,
                               dated as of July 1, 1994
                10.13(f)     - Employment Agreement with Lucy Rae Ricciardi,
                               dated as of July 1, 1994
                10.14(f)     - Employment Agreement with Craig M. Schiff,
                               dated as of July 1, 1994
                10.15(f)     - Employment Agreement with John N. Adinolfi,
                               dated as of July 1, 1994
                10.16(f)     - Employment Agreement with Gordon O. Rapkin,
                               dated as of July 1, 1994
                10.17(b)     - Agreement with Marco Arese Lucini, dated as of
                               October 1, 1990
                10.18(b)     - Stock Option Agreement with Harry S. Gruner,
                               dated as of December 22, 1989
                10.19(b)     - Employment Agreement with Thomas Bell, dated as
                               of July 1, 1994
                10.20(b)     - Form of Software License Agreement
                10.21(b)     - Consulting Agreement with Natcom Consulting
                               Services Ltd., dated as of January 1, 1988
                10.22(b)     - Consulting Agreement with Natcom Consulting
                               Services Ltd., dated as of January 1, 1991, and amendments thereto
                10.23(b)     - Software Development License Agreement with
                               Teknedata S.R.L.
                10.24(b)     - Lease with 1033 Washington Blvd. Associates,
                               dated as of December 23, 1985 and amended
                               thereto
                10.25(h)     - Purchase and Sale Agreement with Combustion
                               Engineering, Inc., dated January 20, 1995,
                               regarding the purchase of an office facility
                10.26(h)     - Loan Agreement with the Connecticut Development
                               Authority, dated January 20, 1995, regarding the financing of an office facility (including related Promissory Note and Mortgage Deed)
                10.27(b)     - License Agreement with KPMG Peat Marwick
                               Hungerfords Management Consultants dated as of June 8, 1989
                10.28(b)     - Trademark and Tradename License Agreement with
                               KPMG of Hong Kong
                10.29(b)     - License Agreement with IMRS Nordic dated as of
                               January 1, 1989
                10.30(b)     - License Agreement with Prologic Decision Support
                               (PTY) Ltd. dated as of March 28, 1991
                10.31(b)     - License Agreement with Arthur Andersen Japan
                               dated as of December 17, 1990
                10.32(a)     - Software Development and License Agreement with
                               Channel Computing, Inc., dated February 27, 1992
                10.33(b)     - License Agreement with Arthur Andersen AG dated
                               as of November 2, 1989
                10.34          [Reserved]
                10.35          [Reserved]
                10.36(a)     - Distributor Agreement with Arthur Andersen
                               Auditors, S.A. dated March 1, 1992
                10.37(a)     - Distributor Agreement with Austrian Industries
                               Informatics Ges.m.b.H dated July 1, 1992
                10.38(c)     - Amendment to the Termination of the License
                               Agreement with Sema Group Systems Limited,
                               Government and Commerce Division, dated
                               March 31, 1992
                10.39(c)     - Exclusive Sales Agency Agreement with Sema Group
                               Systems Limited, Government and Commerce
                               Division, dated April 1, 1992
                10.40(c)     - Business Purchase and Sale Agreement with Sema
                               Group Systems Limited, Government and Commerce Division, dated March 31, 1992, effective
                               July 1, 1992

        Exhibit No.    Description
        -----------    -----------

          10.41(d)     - Asset Purchase and Sale Agreement between
                         Columbia Software, Inc. and IMRS Inc., dated
                         January 21, 1993
          10.42(d)     - Asset Purchase and Sale Agreement between MAI
                         Systems Corporation and IMRS Inc., dated
                         February 12, 1993
          10.43(e)     - Letter Agreement with Arthur Andersen AG, dated
                         as of May 19, 1993, regarding distribution of company products in Switzerland and
                         Liechtenstein
          10.44(i)     - Waiver and Amendment No. 2 to Amended and
                         Restated Credit Agreement with The Bank of New
                         York and signatory banks thereto, dated as of
                         June 30, 1995
          10.45(e)     - Employment Agreement with Terence W. Rogers,
                         dated as of July 16, 1993
          10.46(f)     - Distributor Agreement with Consultores de
                         Integracion de Sistemas S.A. de C.V.
          10.47(f)     - Distributor Agreement with Delteq Systems
                         Pte Ltd.
          10.48(g)     - Agreement and Plan of Reorganization dated as of
                         November 7, 1994 by and among IMRS Inc., IP
                         Merger, Inc., Pillar Corporation and American
                         Stock Transfer & Trust Company, as escrow Agent
          10.49(g)     - Agreement and Plan of Merger dated as of
                         November 29, 1994 among IMRS Inc., IP Merger,
                         Inc. and Pillar Corporation
          10.50(j)     - Employment Agreement with Peter F. DiGiammarino,
                         dated as of May 29, 1996
          10.51(k)     - Amendment No. 1 to Employment Agreement and
                         Senior Advisory Arrangement between the company
                         and Lucy R. Ricciardi, dated as of December 3, 1996
          10.52        - Employment Agreement with Anthony A. Colangelo,
                         dated as of July 1, 1996 (filed herewith)
          10.53        - Employment Agreement with William I. Kerr, dated
                         as of July 1, 1996 (filed herewith)
          10.54        - Employment Agreement with Mark J. Bilger, dated
                         as of May 27, 1997 (filed herewith)
          11.1         - Statement Re: Computation of Earnings Per Share
                         (filed herewith)
          22.1         - Subsidiaries of the company (filed herewith)
          23.1         - Consent of Ernst & Young LLP, independent
                         auditors (filed herewith)
          27           - Financial Data Schedule

-----------------

          (a) Incorporated by reference to the exhibits to the registrant's Registration Statement on Form S-1 File No. 33-50694

          (b) Incorporated by reference to the exhibits to the registrant's Registration Statement on Form S-1 File No. 33-42855

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

              (i) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended June 30, 1995

              (j) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended June 30, 1996

              (k) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed or were required to be filed by the registrant during the fourth quarter of the fiscal year ended June 30, 1997.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 22, 1997              Hyperion Software Corporation
                                         (Registrant)

                                         By: /s/ James A. Perakis
                                             ---------------------------------
                                             James A. Perakis
                                             Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                          DATE
---------                      -----                          ----

/s/ James A. Perakis           Chief Executive Officer        September 22, 1997
--------------------------     and Chairman
James A. Perakis

/s/ Gary G. Greenfield         Director                       September 24, 1997
--------------------------
Gary G. Greenfield

/s/ Harry S. Gruner            Director                       September 22, 1997
--------------------------
Harry S. Gruner

/s/ Marco Arese Lucini         Director                       September 23, 1997
--------------------------
Marco Arese Lucini

/s/ Aldo Papone                Director                       September 23, 1997
--------------------------
Aldo Papone

/s/ Robert W. Thomson          Director                       September 23, 1997
--------------------------
Robert W. Thomson

/s/ Lucy Rae Ricciardi         Senior Vice President          September 22, 1997
--------------------------     and Chief Financial Officer
Lucy Rae Ricciardi

/s/ Michael A. Manto           Vice President                 September 22, 1997
--------------------------     and Corporate Controller
Michael A. Manto

ITEM 14(a)(2) AND ITEM 14(d). FINANCIAL STATEMENT SCHEDULE




                          HYPERION SOFTWARE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



=====================================================================================================================
                                                                       Additions
                                                               --------------------------
                                                                              Charged
                                                 Balance at    Charged to     to Other                       Balance
                                                 Beginning     Costs and      Accounts      Deductions-      at End
     Description                                 of Period      Expenses     - Describe(a)    Describe       of Period
     -----------                                 --------------------------------------------------------------------
For the year ended June 30, 1995
    Allowance for doubtful
      accounts, returns
      and discounts                               $1,640         320             1,347         807(b)         $2,500

    Valuation allowance
      for deferred tax
      assets                                       5,782         567                           364(c)          5,985

For the year ended June 30, 1996
    Allowance for doubtful
      accounts, returns
      and discounts                               $2,500       1,159             3,070       1,829(b)         $4,900

    Valuation allowance
      for deferred tax
      assets                                       5,985         486                         1,527(c)          4,944

For the year ended June 30, 1997
    Allowance for doubtful
      accounts, returns
      and discounts                               $4,900         368             2,119       2,087(b)         $5,300

    Valuation allowance
      for deferred tax
      assets                                       4,944          39                         2,627(c)          2,356


(a) Charged to revenues
(b) Write-offs, returns and discounts, net of recoveries
(c) Recognition and adjustments