Form 10-Q
period 1997-09-30
HYPERION SOFTWARE CORP
filed 1997-11-14
CIK 878594

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of November 6, 1997, there were 18,781,083 shares of the Registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                         Hyperion Software Corporation

                                    Form 10-Q



                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet --
     September 30, 1997 and June 30, 1997 .................................   2

   Condensed Consolidated Statement of Income --
     Three Months Ended September 30, 1997 and 1996 .......................   3

   Condensed Consolidated Statement of Cash Flows --
     Three Months Ended September 30, 1997 and 1996 .......................   4

   Notes to Condensed Consolidated Financial Statements --
     September 30, 1997 ...................................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   6


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ...............  10

Item 6. Exhibits and Reports on Form 8-K ..................................  10


SIGNATURES ................................................................  11


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

     For further information, refer to the Hyperion Software Corporation annual report on Form 10-K for the year ended June 30, 1997.

                          Hyperion Software Corporation
                      Condensed Consolidated Balance Sheet
                      (in thousands, except for share data)

                                                          SEPTEMBER 30,      JUNE 30,
                                                              1997            1997
                                                            -----------------------
ASSETS                                                     (Unaudited)        (Note)
Current assets:
  Cash and cash equivalents                                 $ 71,624       $ 67,059
  Accounts receivable--net of allowances
     of $5,800 and $5,300                                     61,960         64,831
  Prepaid expenses and other current assets                    3,533          3,243
  Deferred income taxes                                        4,069          3,811
                                                            -----------------------
TOTAL CURRENT ASSETS                                         141,186        138,944

Property and equipment--at cost, less accumulated
  depreciation and amortization of $34,632 and $31,029        56,245         57,853
Product development costs--at cost, less
  accumulated amortization of $7,614 and $6,796                8,383          8,526
Product distribution rights, goodwill and other
  intangible assets--at cost, less accumulated
  amortization of $8,595 and $7,631                           10,145         11,103
Deposits and other assets                                      2,683          2,213
                                                            -----------------------
Total assets                                                $218,642       $218,639
                                                            =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                     $ 23,765       $ 22,746
  Accrued employee compensation and benefits                  11,397         19,882
  Income taxes payable                                         8,269          8,898
  Deferred revenue                                            45,232         44,619
  Notes payable                                                  514            563
                                                            -----------------------
TOTAL CURRENT LIABILITIES                                     89,177         96,708

Mortgage payable                                               7,733          7,823
Deferred income taxes                                            256          1,071

Stockholders' equity:
  Preferred stock--$.01 par value;
    authorized--1,000,000 shares; none issued
  Common stock--$.01 par value; authorized--50,000,000
    shares; issued--22,920,502 and 22,577,437 shares             229            226
  Additional paid-in capital                                  90,863         85,706
  Retained earnings                                           45,507         41,994
  Currency translation adjustments                            (1,610)        (1,376)
  Treasury stock, at cost--4,344,599 shares                  (13,513)       (13,513)
                                                            -----------------------
TOTAL STOCKHOLDERS' EQUITY                                   121,476        113,037
                                                            -----------------------
Total liabilities and stockholders' equity                  $218,642       $218,639
                                                            =======================



Note: the balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                          Hyperion Software Corporation
             Condensed Consolidated Statement of Income (Unaudited)
                      (in thousands, except per share data)


                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                           1997          1996
                                          ---------------------

REVENUES
   Software licenses                      $29,266       $20,906
   License renewals and services           31,638        25,081
                                          ---------------------
Total revenues                             60,904        45,987

COSTS AND EXPENSES
Cost of revenues:
   Software licenses                        2,003         1,680
   License renewals and services           19,053        14,535
Sales and marketing                        19,450        14,619
Product development                         8,350         7,872
General and administrative                  7,087         4,281
                                          ---------------------
                                           55,943        42,987
                                          ---------------------
OPERATING INCOME                            4,961         3,000

Interest income                               637           374
Interest expense                              (86)          (83)
                                          ---------------------
INCOME BEFORE INCOME TAXES                  5,512         3,291

Provision for income taxes                  2,000         1,250
                                          ---------------------
NET INCOME                                $ 3,512       $ 2,041
                                          =====================
EARNINGS PER SHARE
   Primary                                $   .18       $   .11
   Fully diluted                          $   .18       $   .11

AVERAGE NUMBER OF SHARES OUTSTANDING
   Primary                                 19,357        17,813
   Fully diluted                           19,467        18,013



See accompanying notes.

                          Hyperion Software Corporation
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)


                                                          THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           1997         1996
                                                         -------      --------

CASH PROVIDED BY OPERATING ACTIVITIES                    $ 5,581       $10,861

INVESTING ACTIVITIES
   Office improvements and purchases of
     furniture, equipment and software                    (2,310)       (3,760)
   Product development costs                                (675)       (1,133)
   Deposits and intangible assets                           (560)         (147)
   Business acquisitions                                                (7,104)
                                                         ---------------------
Cash used by investing activities                         (3,545)      (12,144)

FINANCING ACTIVITIES
   Principal payments on notes payable                      (139)         (155)
   Exercise of stock options by employees                  2,902           419
                                                         ---------------------
Cash provided by financing activities                      2,763           264

Effect of exchange rate changes                             (234)           59
                                                         ---------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           4,565          (960)
Cash and cash equivalents at beginning of period          67,059        42,361
                                                         ---------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $71,624       $41,401
                                                         =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid (received), net during the period for:
      Income taxes                                       $ 1,444       $  (151)
      Interest                                                82            75




See accompanying notes.

                          Hyperion Software Corporation
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 1997


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended June 30, 1997.

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

                          Hyperion Software Corporation
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


OVERVIEW
--------------------------------------------------------------------------------
Founded in 1981, Hyperion Software Corporation provides software solutions for better business understanding and improved financial performance. The company's Internet-enabled applications support and enhance enterprise-wide processes, including planning, budgeting, forecasting, accounting, consolidation and business analysis. Hyperion solutions are used by large organizations worldwide.

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

The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, new product development by the company or its competitors and currency exchange rate movements. A significant portion of the company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. Total revenues and net income were $60.9 million and $3.5 million, respectively, for the first quarter of fiscal 1998, and $73.6 million and $5.9 million, respectively, for the fourth quarter of fiscal 1997. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the company's future results may vary significantly based on a number of factors, including those discussed in the preceding paragraph; whether the accounting products contemplated to be jointly developed by Baan and Hyperion are developed in a timely fashion and are accepted by the market (for further details of the strategic alliance with The Baan Company, see the Hyperion annual report on Form 10-K for the year ended June 30, 1997, Note B of the financial statements); whether the proposed coordination of sales prospects between the companies works in practice and results in increased revenues for the company; whether the strategic advantages and synergies contemplated to be gained by the parties are actually able to be realized; and the impact of competitive products and pricing. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed in the company's annual report on Form 10-K for the year ended June 30, 1997. Further, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

                          Hyperion Software Corporation
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


REVENUES

                                              First Quarter Ended
September 30,                                1997    CHANGE    1996
----------------------------------------------------------------------
                                            (dollars in thousands)
Software licenses                          $29,266   40.0%    $20,906
Percentage of total revenues                  48.1%              45.5%
----------------------------------------------------------------------
License renewals and services              $31,638   26.1%    $25,081
Percentage of total revenues                  51.9%              54.5%
----------------------------------------------------------------------


Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. In particular, revenue growth was led by demand for the company's enterprise financial management and budgeting products.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for the quarters ended September 30, 1997 and 1996 were $22.4 million and $15 million, or 36.8% and 32.7% of total revenues, respectively. Revenue growth was particularly strong in Canada, Germany, Southeast Asia and the United Kingdom.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company believes that the requirements of this SOP, which supersede the revenue recognition guidance of SOP 91-1, do not differ significantly from its revenue recognition practices and policy requirements. Accordingly, adoption of the SOP is not expected to materially impact the company's results of operations.

COST OF REVENUES

                                             First Quarter Ended
September 30,                              1997    CHANGE     1996
---------------------------------------------------------------------
                                            (dollars in thousands)
Software licenses                        $ 2,003    19.2%    $ 1,680
Gross profit percentage                     93.2%               92.0%
---------------------------------------------------------------------
License renewals and services            $19,053    31.1%    $14,535
Gross profit percentage                     39.8%               42.0%
---------------------------------------------------------------------


Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The amortization of capitalized software costs begins upon the general release of the software to customers. The increase in the cost of software license revenues principally reflects an increase in royalty fees related to the increase in the number of software licenses sold.

The increase in the cost of license renewal and service revenues was due primarily to additional staffing expense for both installation and ongoing support services.

                          Hyperion Software Corporation
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


OPERATING EXPENSES

                                             First Quarter Ended
September 30,                              1997    CHANGE     1996
---------------------------------------------------------------------
                                            (dollars in thousands)
Sales and marketing                      $19,450    33.0%   $14,619
Percentage of total revenues                31.9%              31.8%
---------------------------------------------------------------------
Product development                      $ 8,350     6.1%   $ 7,872
Percentage of total revenues                13.7%              17.1%
---------------------------------------------------------------------
General and administrative               $ 7,087    65.5%   $ 4,281
Percentage of total revenues                11.6%               9.3%
---------------------------------------------------------------------


The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel and, to a lesser extent, an increase in commission costs directly associated with the significant increase in software license revenues.

The increase in product development expenses reflects additional third-party development costs associated with research and development activities. In the quarters ended September 30, 1997 and 1996, the company capitalized $.7 million and $1.1 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized primarily relate to the company's development of enterprise-wide financial reporting and analysis solutions for client/server environments and represented 7.5% and 12.6% of total product development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

The increase in general and administrative expenses resulted, for the most part, from increases in personnel and professional services costs incurred to support the growth of the company's overall operations, as well as estimated costs associated with additional support required by certain accounting product customers.

INTEREST INCOME

Interest income increased from $.4 million to $.6 million due to the increase from operations in cash available for investment.


PROVISION FOR INCOME TAXES

The company's effective income tax rate decreased from 38% to 36.3%. The tax rate for the current period reflects the company's expectations for the full year ending June 30, 1998. The rate reduction is mainly attributable to the recent tax law change that will yield the company additional benefits with respect to export sales.

NET INCOME

As a result of the above factors, net income for the three-month period ended September 30, 1997 increased to $3.5 million, or by 72.1%, from $2 million for the corresponding period of 1996.

To date, the overall impact of inflation on the company has not been material.

                          Hyperion Software Corporation
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the company has financed its business principally through positive cash flow from operations and sales of its common stock. For fiscal years 1995, 1996 and 1997, and for the three months ended September 30, 1997, the company generated positive cash flow from operations of $28.9 million, $34.1 million, $47.1 million and $5.6 million, respectively.

Cash used by investing activities amounted to $3.5 million for the three months ended September 30, 1997, including $2.3 million primarily for purchases of computer equipment and software and $1.2 million for deposit and intangible asset costs.

Financing activities in the quarter ended September 30, 1997, including stock options exercised by employees and payments of indebtedness, generated cash of $2.8 million. In connection with the stock options exercised by certain of its employees (for a total of 343,065 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $2.3 million for the three months ended September 30, 1997.

As of September 30, 1997, the company had cash and cash equivalents of $71.6 million and working capital of $52 million, no long-term debt other than the mortgage loan (currently at an interest rate of 3.9%) for the Stamford, Connecticut office and research facility, and its ratio of current assets to current liabilities was 1.6 to 1. Cash equivalents are comprised primarily of investment-grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25 million under a revolving credit facility. The company anticipates capital expenditures of approximately $35 million for its 1998 fiscal year. The company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

                          Hyperion Software Corporation
                           Part II. Other Information



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company's Annual Meeting of Stockholders held on November 12, 1997, the following proposals were adopted by the margins indicated:

1. To elect two members to the board of directors to serve for a three-year term as Class I Directors.

                                                    Number of Shares
                                                  For           Withheld
                                               -------------------------

                    James A. Perakis           15,539,081        284,265
                    Gary G. Greenfield         15,538,981        284,365

     Marco Arese Lucini, Harry S. Gruner, Aldo Papone and Robert W. Thomson continue to serve as directors of the company.

2. To consider and act upon amendments to the company's 1991 Stock Plan such that (i) the number of shares of Common Stock authorized for issuance under the plan are increased from 4 million to 7 million shares, (ii) awards of stock purchase and option rights resulting from the increase in available shares will be made at exercise prices equal to at least 85 percent of the fair market value of the company's Common Stock at the time of grant, and
     (iii) awards of stock are no longer permitted.

                    For                       10,390,397
                    Against                    2,623,224
                    Abstain                       14,924
                    Non-votes                  2,794,801

3. To ratify the selection of the firm of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 1998.

                    For                       15,812,341
                    Against                        3,795
                    Abstain                        7,210



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein: (11) Statement Re: Computation of Earnings Per Share.

The company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                          Hyperion Software Corporation
                                    Form 10-Q
               for the three-month period ended September 30, 1997


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Hyperion Software Corporation



                              /s/ Michael A. Manto                    11/13/97
                              -------------------------------------------------
                              Michael A. Manto                          Date
                              Vice President and Corporate Controller



                              /s/ Lucy Rae Ricciardi                  11/13/97
                              -------------------------------------------------
                              Lucy Rae Ricciardi                        Date
                              Senior Vice President and Chief Financial Officer