Form 10-Q
period 1997-12-31
HYPERION SOFTWARE CORP
filed 1998-02-17
CIK 878594

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

As of February 2, 1998, there were 18,976,436 shares of the Registrant's common stock, $.01 par value, outstanding.

================================================================================

                          Hyperion Software Corporation

                                    Form 10-Q



                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                   PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet -- December 31, 1997 and June 30, 1997....................2

   Condensed Consolidated Statement of Income -- Three Months Ended
     December 31, 1997 and 1996; Six Months Ended December 31, 1997 and 1996......................3

   Condensed Consolidated Statement of Cash Flows --
     Six Months Ended December 31, 1997 and 1996..................................................4

   Notes to Condensed Consolidated Financial Statements -- December 31, 1997......................5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....6


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................11


SIGNATURES.......................................................................................12


(C) 1998 Hyperion Software Operations Inc. All rights reserved. Hyperion, Hyperion Software, the Hyperion Software Logo, Hyperion Admin, Hyperion Analyst, Hyperion Assets, Hyperion Financials, Hyperion Forms, Hyperion Ledger, Hyperion OLAP, Hyperion OnTrack, Hyperion Payables, Hyperion Pillar, Hyperion Receivables, Hyperion Reporting, Hyperion Retrieve, Hyperion Tools, Business Intelligence, Financial Intelligence, IMRS, LedgerLink, Micro Control and Pillar are registered trademarks and Hyperion Analytical Ledger, Hyperion Enterprise, Hyperion Purchasing, HyperionReady, Build&Link, Business Analytics and Listen to your business are trademarks of Hyperion Software Operations Inc., a wholly-owned subsidiary of Hyperion Software Corporation. MARVEL COMICS, SPIDER-MAN: TM & (C) 1998 Marvel Characters, Inc. All rights reserved. All other trademarks and company names mentioned are the property of their respective owners.

             For further information, refer to the Hyperion Software Corporation annual report on Form 10-K for the year ended June 30, 1997.

                          Hyperion Software Corporation

                      Condensed Consolidated Balance Sheet
                      (in thousands, except for share data)


                                                                   DECEMBER 31, 1997   JUNE 30, 1997
                                                                   -----------------   -------------
                                                                      (Unaudited)          (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                             $ 89,773         $ 67,059
  Accounts receivable--net of allowances of $6,100 and $5,300             67,057           64,831
  Prepaid expenses and other current assets                                3,172            3,243
  Deferred income taxes                                                    5,359            3,811
                                                                        --------         --------
TOTAL CURRENT ASSETS                                                     165,361          138,944

Property and equipment--at cost, less accumulated depreciation
  and amortization of $38,239 and $31,029                                 54,623           57,853
Product development costs--at cost, less accumulated
  amortization of $8,641 and $6,796                                        8,056            8,526
Product distribution rights, goodwill and other intangible assets--
  at cost, less accumulated amortization of $9,469 and $7,631              9,354           11,103
Deposits and other assets                                                  3,682            2,213
                                                                        --------         --------
Total assets                                                            $241,076         $218,639
                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                 $ 27,517         $ 22,746
  Accrued employee compensation and benefits                              16,378           19,882
  Income taxes payable                                                     9,193            8,898
  Deferred revenue                                                        47,003           44,619
  Notes payable                                                              509              563
                                                                        --------         --------
TOTAL CURRENT LIABILITIES                                                100,600           96,708

Mortgage payable                                                           7,598            7,823
Deferred income taxes                                                                       1,071

Stockholders' equity:
  Preferred stock--$.01 par value; authorized--1,000,000 shares;
    none issued
  Common stock--$.01 par value; authorized--50,000,000
    shares; issued--23,299,854 and 22,577,437 shares                         233              226
  Additional paid-in capital                                              98,230           85,706
  Retained earnings                                                       49,835           41,994
  Currency translation adjustments                                        (1,907)          (1,376)
  Treasury stock, at cost--4,344,599 shares                              (13,513)         (13,513)
                                                                        --------         --------
TOTAL STOCKHOLDERS' EQUITY                                               132,878          113,037
                                                                        --------         --------
Total liabilities and stockholders' equity                              $241,076         $218,639
                                                                        ========         ========

Note: the balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                          Hyperion Software Corporation

             Condensed Consolidated Statement of Income (Unaudited)
                      (in thousands, except per share data)

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                              DECEMBER 31,              DECEMBER 31,
                                           1997        1996          1997         1996
                                         -------      -------      --------      -------
REVENUES
   Software licenses                     $33,851      $25,372      $ 63,117      $46,278
   License renewals and services          35,379       27,324        67,017       52,405
                                         -------      -------      --------      -------
Total revenues                            69,230       52,696       130,134       98,683

COSTS AND EXPENSES
Cost of revenues:
   Software licenses                       2,409        1,685         4,412        3,365
   License renewals and services          21,703       16,302        40,756       30,837
Sales and marketing                       22,607       17,779        42,057       32,398
Product development                        9,180        8,031        17,530       15,903
General and administrative                 7,159        4,928        14,246        9,209
                                         -------      -------      --------      -------
                                          63,058       48,725       119,001       91,712
                                         -------      -------      --------      -------
OPERATING INCOME                           6,172        3,971        11,133        6,971

Interest income                              744          381         1,381          755
Interest expense                            (104)         (91)         (190)        (174)
                                         -------      -------      --------      -------
INCOME BEFORE INCOME TAXES                 6,812        4,261        12,324        7,552

Provision for income taxes                 2,500        1,625         4,500        2,875
                                         -------      -------      --------      -------

NET INCOME                               $ 4,312      $ 2,636      $  7,824      $ 4,677
                                         =======      =======      ========      =======
EARNINGS PER SHARE
   Basic                                 $   .23      $   .15      $    .42      $   .27
   Diluted                               $   .22      $   .14      $    .40      $   .26

AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                  18,789       17,240        18,602       17,150
   Diluted                                19,792       18,509        19,574       18,161

See accompanying notes.

                          Hyperion Software Corporation

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                         1997          1996
                                                       -------       -------

CASH PROVIDED BY OPERATING ACTIVITIES                  $23,355       $20,305

INVESTING ACTIVITIES
   Office improvements and purchases of furniture,
      equipment and software                            (4,802)       (8,150)
   Product development costs                            (1,375)       (2,167)
   Deposits and intangible assets                         (897)       (1,122)
   Business acquisitions                                              (7,104)
                                                       -------       -------
Cash used by investing activities                       (7,074)      (18,543)

FINANCING ACTIVITIES
   Principal payments on notes payable                    (279)         (316)
   Exercise of stock options by employees                7,243         3,147
                                                       -------       -------
Cash provided by financing activities                    6,964         2,831

Effect of exchange rate changes                           (531)          450
                                                       -------       -------

INCREASE IN CASH AND CASH EQUIVALENTS                   22,714         5,043
Cash and cash equivalents at beginning of period        67,059        42,361
                                                       -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $89,773       $47,404
                                                       =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Income taxes                                      $ 2,486       $   872
     Interest                                              162           158

See accompanying notes.

                          Hyperion Software Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                December 31, 1997


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended June 30, 1997.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where necessary restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  DECEMBER 31,            DECEMBER 31,
                                                               1997        1996        1997        1996
                                                              ------------------       ----------------
Numerator:
  Net income                                                  $ 4,312     $ 2,636     $ 7,824     $ 4,677
                                                              =======     =======     =======     =======
Denominator:
  Denominator for basic EPS - weighted-average shares          18,789      17,240      18,602      17,150
    Effect of dilutive securities:
      Stock option rights                                       1,003       1,269         972       1,011
                                                              -------     -------     -------     -------
  Denominator for diluted EPS - adjusted weighted-average
    shares and assumed conversions
                                                               19,792      18,509      19,574      18,161
                                                              =======     =======     =======     =======

Basic earnings per share                                      $   .23     $   .15     $   .42     $   .27
Diluted earnings per share                                    $   .22     $   .14     $   .40     $   .26

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

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


OVERVIEW
--------------------------------------------------------------------------------

Founded in 1981, Hyperion Software Corporation provides software solutions for better business understanding and improved financial performance. The company's Internet-enabled applications support and enhance enterprise-wide processes, including planning, budgeting, forecasting, consolidation and business analysis. Hyperion solutions are used by large organizations worldwide.

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

The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, new product development by the company or its competitors and currency exchange rate movements. A significant portion of the company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. Total revenues and net income were $69.2 million and $4.3 million, respectively, for the second quarter of fiscal 1998, and $60.9 million and $3.5 million, respectively, for the first quarter of fiscal 1998. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the company's future results may vary significantly based on a number of factors, including those discussed in the preceding paragraph; whether the accounting products contemplated to be jointly developed by Baan and Hyperion are developed in a timely fashion and are accepted by the market (for further details of the strategic alliance with The Baan Company, see the Hyperion annual report on Form 10-K for the year ended June 30, 1997, Note B of the financial statements); whether the proposed coordination of sales prospects between the companies works in practice and results in increased revenues for the company; whether the strategic advantages and synergies contemplated to be gained by the parties are actually able to be realized; and the impact of competitive products and pricing. Additionally, the company has determined that it will need to modify or replace portions of its internal business information systems so that the systems will function properly with respect to dates in the year 2000 and beyond. The company has also initiated discussions with its significant vendors, service providers and large customers to evaluate Year 2000 issues, if any, relating to the interaction of their systems with the company's internal systems. The company anticipates that it will successfully address Year 2000 issues and modifications to its internal business information systems by the end of fiscal 1999. The cost of the company's Year 2000 efforts is not expected to be material to the company's financial position. While the company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that there will not be a delay in, or increase costs associated with, implementation of changes to address any such issues, which could have a material adverse effect on the company and its future results of operations. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed in the company's annual report on Form 10-K for the year ended June 30, 1997. Further, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES

                                        Second Quarter Ended                  Six Months Ended
December 31,                        1997      CHANGE       1996        1997       CHANGE      1996
-----------------------------     ------------------------------      ------------------------------
                                                       (dollars in thousands)
Software licenses                 $33,851      33.4%     $25,372      $63,117      36.4%     $46,278
Percentage of total revenues         48.9%                  48.1%        48.5%                  46.9%
-----------------------------     ------------------------------      ------------------------------
License renewals and services     $35,379      29.5%     $27,324      $67,017      27.9%     $52,405
Percentage of total revenues         51.1%                  51.9%        51.5%                  53.1%
-----------------------------     ------------------------------      ------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. Sales of the company's financial management, budgeting, and business analysis products each grew more than 30% for both the quarter and the half year.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for the first half of fiscal 1998 and 1997 were $48.7 million and $34.9 million, or 37.4% and 35.4% of total revenues, respectively. Revenue growth was particularly strong in Canada, Germany, Southeast Asia and the United Kingdom.

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

COST OF REVENUES

                                       Second Quarter Ended                  Six Months Ended
December 31,                        1997      CHANGE       1996        1997       CHANGE      1996
-----------------------------     ------------------------------      ------------------------------
                                                        (dollars in thousands)
Software licenses                 $ 2,409      43.0%     $ 1,685      $ 4,412      31.1%     $ 3,365
Gross profit percentage              92.9%                  93.4%        93.0%                  92.7%
-----------------------------     ------------------------------      ------------------------------
License renewals and services     $21,703      33.1%     $16,302      $40,756      32.2%     $30,837
Gross profit percentage              38.7%                  40.3%        39.2%                  41.2%
-----------------------------     ------------------------------      ------------------------------

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

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


OPERATING EXPENSES

                                     Second Quarter Ended                  Six Months Ended
December 31,                      1997       CHANGE      1996          1997      CHANGE      1996
-----------------------------    ------------------------------      ------------------------------
                                                       (dollars in thousands)
Sales and marketing              $22,607      27.2%     $17,779      $42,057      29.8%     $32,398
Percentage of total revenues        32.7%                  33.7%        32.3%                  32.8%
-----------------------------     ------------------------------      ------------------------------
Product development              $ 9,180      14.3%     $ 8,031      $17,530      10.2%     $15,903
Percentage of total revenues        13.3%                  15.2%        13.5%                  16.1%
-----------------------------     ------------------------------      ------------------------------
General and administrative       $ 7,159      45.3%     $ 4,928      $14,246      54.7%     $ 9,209
Percentage of total revenues        10.3%                   9.4%        10.9%                   9.3%
-----------------------------     ------------------------------      ------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel and an increase in commission costs directly associated with the significant increase in software license revenues.

The increase in product development expenses reflects additional personnel and third-party development costs associated with research and development activities. In the first half of fiscal 1998 and 1997, the company capitalized $1.4 million and $2.2 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized primarily relate to the company's development of enterprise-wide financial management and analysis solutions for client/server environments and represented 7.3% and 12% of total product development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

The increase in general and administrative expenses resulted, for the most part, from increases in personnel and professional services costs incurred to support the growth of the company's overall operations, as well as estimated costs associated with additional support required by certain accounting product customers.

INTEREST INCOME

Interest income grew due to the increase from operations in cash available for investment.

PROVISION FOR INCOME TAXES

The company's effective income tax rate for the first half, 36.5%, reflects the company's expectations for the full year ending June 30, 1998.

NET INCOME

As a result of the above factors, net income for the three and six-month periods ended December 31, 1997 increased to $4.3 million or by 63.6% from $2.6 million and $7.8 million or by 67.3% from $4.7 million, respectively, for the corresponding periods of 1996.

To date, the overall impact of inflation on the company has not been material.

                         Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the company has financed its business principally through positive cash flow from operations and sales of its common stock. For fiscal years 1995, 1996 and 1997, and for the six months ended December 31, 1997, the company generated positive cash flow from operations of $28.9 million, $34.1 million, $47.1 million and $23.4 million, respectively.

Cash used by investing activities amounted to $7.1 million for the first half of fiscal 1998, including $4.8 million primarily for purchases of computer equipment and software, and $2.3 million for deposit and intangible asset costs.

Financing activities in the first half of fiscal 1998, including stock options exercised by employees and payments of indebtedness, generated cash of $7 million. In connection with the stock options exercised by certain of its employees (for a total of 722,417 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $5.1 million for the six months ended December 31, 1997.

As of December 31, 1997, the company had cash and cash equivalents of $89.8 million and working capital of $64.8 million, no long-term debt other than the mortgage loan (currently at an interest rate of 3.7%) for the Stamford, Connecticut office and research facility, and its ratio of current assets to current liabilities was 1.6 to 1. Cash equivalents are comprised primarily of investment-grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25 million under a revolving credit facility. The company anticipates capital expenditures of approximately $35 million for its 1998 fiscal year. The company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

                          Hyperion Software Corporation

                           Part II. Other Information



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein: 10.1 - Employment Agreement with James
A. Perakis, dated November 1, 1997.

The company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                          Hyperion Software Corporation
                                    Form 10-Q
               for the three-month period ended December 31, 1997


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    Hyperion Software Corporation



                    /s/ Michael A. Manto                                 2/10/98
                    ------------------------------------------------------------
                    Michael A. Manto                                       Date
                    Vice President and Corporate Controller



                    /s/ Lucy Rae Ricciardi                               2/10/98
                    ------------------------------------------------------------
                    Lucy Rae Ricciardi                                     Date
                    Senior Vice President and Chief Financial Officer