Form 10-Q
period 1998-03-31
HYPERION SOFTWARE CORP
filed 1998-05-15
CIK 878594

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
            X
           --- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

As of May 1, 1998, there were 19,041,669 shares of the Registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                          Hyperion Software Corporation

                                    Form 10-Q



                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                        PAGE
Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet -- March 31, 1998 and June 30, 1997.............................................2

   Condensed Consolidated Statement of Income -- Three Months Ended
     March 31, 1998 and 1997; Nine Months Ended March 31, 1998 and 1997.................................................3

   Condensed Consolidated Statement of Cash Flows --
     Nine Months Ended March 31, 1998 and 1997..........................................................................4

   Notes to Condensed Consolidated Financial Statements -- March 31, 1998...............................................5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................6



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................................................................12



SIGNATURES.............................................................................................................13


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

                          Hyperion Software Corporation

                      Condensed Consolidated Balance Sheet
                      (in thousands, except for share data)


                                                                                        MARCH 31,          JUNE 30,
                                                                                          1998               1997
                                                                                       ----------------------------
ASSETS                                                                                 (Unaudited)          (Note)
Current assets:
   Cash and cash equivalents                                                            $  93,817         $  67,059
   Accounts receivable--net of allowances of $7,000 and $5,300                             71,263            64,831
   Prepaid expenses and other current assets                                                4,375             3,243
   Deferred income taxes                                                                    5,800             3,811
                                                                                        ---------------------------
TOTAL CURRENT ASSETS                                                                      175,255           138,944

Property and equipment--at cost, less accumulated depreciation
   and amortization of $42,143 and $31,029                                                 59,740            57,853
Product development costs--at cost, less accumulated
   amortization of $9,598 and $6,796                                                        7,888             8,526
Product distribution rights, goodwill and other intangible assets--
   at cost, less accumulated amortization of $10,033 and $7,631                             8,928            11,103
Deposits and other assets                                                                   3,373             2,213
                                                                                        ---------------------------
Total assets                                                                            $ 255,184         $ 218,639
                                                                                        ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                $  30,473         $  22,746
   Accrued employee compensation and benefits                                              18,837            19,882
   Income taxes payable                                                                     8,791             8,898
   Deferred revenue                                                                        51,250            44,619
   Notes payable                                                                              513               563
                                                                                        ---------------------------
TOTAL CURRENT LIABILITIES                                                                 109,864            96,708

Mortgage payable                                                                            7,454             7,823
Deferred income taxes                                                                                         1,071

Stockholders' equity:
   Preferred stock--$.01 par value; authorized--1,000,000 shares;
     none issued
   Common stock--$.01 par value; authorized--50,000,000 shares;
     issued--23,385,105 and 22,577,437 shares                                                 234               226
   Additional paid-in capital                                                              99,871            85,706
   Retained earnings                                                                       53,448            41,994
   Currency translation adjustments                                                        (2,174)           (1,376)
   Treasury stock, at cost--4,344,599 shares                                              (13,513)          (13,513)
                                                                                        ---------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                137,866           113,037
                                                                                        ---------------------------
Total liabilities and stockholders' equity                                              $ 255,184         $ 218,639
                                                                                        ===========================


Note: the balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                          Hyperion Software Corporation

             Condensed Consolidated Statement of Income (Unaudited)
                      (in thousands, except per share data)


                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      MARCH 31,                         MARCH 31,
                                               1998              1997             1998              1997
                                            --------------------------         ---------------------------
REVENUES
   Software licenses                        $ 30,278         $  24,038         $  93,395         $  70,316
   License renewals and services              37,109            26,485           104,126            78,890
                                            --------------------------         ---------------------------
Total revenues                                67,387            50,523           197,521           149,206

COSTS AND EXPENSES
Cost of revenues:
   Software licenses                           1,889             1,840             6,301             5,205
   License renewals and services              21,909            17,377            62,665            48,214
Sales and marketing                           22,432            17,037            64,489            49,435
Product development                            9,379             7,702            26,909            23,605
General and administrative                     6,894             4,821            21,140            14,030
                                            --------------------------         ---------------------------
                                              62,503            48,777           181,504           140,489
                                            --------------------------         ---------------------------
OPERATING INCOME                               4,884             1,746            16,017             8,717

Interest income                                  892               453             2,273             1,208
Interest expense                                 (62)              (84)             (252)             (258)
                                            --------------------------         ---------------------------
INCOME BEFORE INCOME TAXES                     5,714             2,115            18,038             9,667

Provision for income taxes                     2,100               800             6,600             3,675
                                            --------------------------         ---------------------------
NET INCOME                                  $  3,614         $   1,315         $  11,438         $   5,992
                                            ==========================         ===========================
EARNINGS PER SHARE
   Basic                                    $    .19         $     .08         $     .61         $     .35
   Diluted                                  $    .18         $     .07         $     .58         $     .33

AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                      18,992            17,496            18,730            17,263
   Diluted                                    19,942            18,769            19,697            18,364


   See accompanying notes.

                          Hyperion Software Corporation

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)

                                                                        NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                      1998            1997
                                                                    ------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                              $ 36,448         $ 32,385

INVESTING ACTIVITIES
   Office facility improvements and purchases of furniture,
    equipment and software                                          (14,169)         (12,948)
   Product development costs                                         (2,164)          (3,282)
   Deposits and intangible assets                                      (252)          (1,129)
   Business acquisitions                                                              (7,104)
                                                                   --------------------------
Cash used by investing activities                                   (16,585)         (24,463)

FINANCING ACTIVITIES
   Principal payments on notes payable                                 (419)            (486)
   Exercise of stock options by employees                             8,112            3,866
                                                                   --------------------------
Cash provided by financing activities                                 7,693            3,380

Effect of exchange rate changes                                        (798)            (697)
                                                                   --------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                26,758           10,605
Cash and cash equivalents at beginning of period                     67,059           42,361
                                                                   --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 93,817         $ 52,966
                                                                   ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Income taxes                                                  $  5,314         $  2,157
     Interest                                                           237              241


      See accompanying notes.

                          Hyperion Software Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1998


A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended June 30, 1997.

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

The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

                                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                            MARCH 31,            MARCH 31,
                                                                        1998      1997       1998        1997
                                                                      ------------------    ------------------

Numerator - net income                                                $ 3,614    $ 1,315    $11,438    $ 5,992
                                                                      ==================    ==================

Denominator for basic EPS - weighted-average shares                    18,992     17,496     18,730     17,263
   Effect of dilutive securities:
     Stock option rights                                                  950      1,273        967      1,101
                                                                      ------------------    ------------------
Denominator for diluted EPS - adjusted weighted-average shares and
   assumed conversions                                                 19,942     18,769     19,697     18,364
                                                                      ==================    ==================

Basic earnings per share                                              $   .19    $   .08    $   .61    $   .35
Diluted earnings per share                                            $   .18    $   .07    $   .58    $   .33

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


OVERVIEW
-------------------------------------------------------------------------------

Founded in 1981, Hyperion Software Corporation provides software solutions for better business understanding and improved financial performance. The company's Internet-enabled applications support and enhance enterprise-wide processes, including planning, budgeting, forecasting, consolidation and business analysis. Hyperion solutions are used by large organizations worldwide.

The company derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial fee for the software upon delivery. A license renewal fee entitling customers to routine support and product updates is billed annually. Hyperion licenses its products throughout the world primarily through a direct sales force. Products are also licensed through independent distributors and sales agents. The company includes in revenues its net share of revenues generated by distributors. When an agent has facilitated the sale and Hyperion is the licensor, the license revenue is reported gross and a commission charge is reflected.

The company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the company's hiring plans, the scheduling of sales and marketing programs, new product development by the company or its competitors and currency exchange rate movements. A significant portion of the company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. Total revenues and net income were $67.4 million and $3.6 million, respectively, for the third quarter of fiscal 1998, and $69.2 million and $4.3 million, respectively, for the second quarter of fiscal 1998. The company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the company's future results may vary significantly based on a number of factors, including those discussed in the preceding paragraph and in the following section, "Year 2000 Compliance;" whether the accounting products contemplated to be jointly developed by Baan and Hyperion are developed in a timely fashion and are accepted by the market (for further details of the strategic alliance with The Baan Company, see the Hyperion annual report on Form 10-K for the year ended June 30, 1997, Note B of the financial statements); whether the proposed coordination of sales prospects between the companies works in practice and results in increased revenues for the company; whether the strategic advantages and synergies contemplated to be gained by the parties are actually able to be realized; and the impact of competitive products and pricing. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed in the company's annual report on Form 10-K for the year ended June 30, 1997. Further, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES
                                                    Third Quarter Ended                         Nine Months Ended
March 31,                                      1998        CHANGE        1997             1998        CHANGE         1997
-----------------------------------------  ---------------------------------------- --------------------------------------------
                                                                          (dollars in thousands)
Software licenses                              $30,278      26.0%        $24,038         $ 93,395      32.8%        $70,316
Percentage of total revenues                      44.9%                     47.6%            47.3%                     47.1%
-----------------------------------------  ---------------------------------------- --------------------------------------------
License renewals and services                  $37,109      40.1%        $26,485         $104,126      32.0%        $78,890
Percentage of total revenues                      55.1%                     52.4%            52.7%                     52.9%
-----------------------------------------  ---------------------------------------- --------------------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. In particular, the growth in software sales was led by demand for the company's financial management, budgeting, and business analysis products. In the March quarter, corporate planning and budgeting product sales increased 104%.

The increase in license renewal and service revenue is mainly attributable to the year-to-year growth of the company's installed customer base.

Revenues generated from markets outside the United States for the first three quarters of fiscal 1998 and 1997 were $73.1 million and $55.8 million, or 37% and 37.4% of total revenues, respectively. Revenue growth was particularly strong in Canada, Germany, Southeast Asia and the United Kingdom.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company believes that the requirements of this SOP, which supersede the revenue recognition guidance of SOP 91-1, do not differ significantly from its revenue recognition practices and policy requirements. Accordingly, adoption of the SOP, as amended, is not expected to materially impact the company's results of operations.


COST OF REVENUES
                                                     Third Quarter Ended                        Nine Months Ended
March 31,                                      1998         CHANGE        1997            1998        CHANGE       1997
-----------------------------------------  ----------------------------------------- ----------------------------------------
                                                                        (dollars in thousands)
Software licenses                            $ 1,889         2.7%       $ 1,840        $ 6,301        21.1%        $ 5,205
Gross profit percentage                         93.8%                      92.3%          93.3%                       92.6%
-----------------------------------------  ----------------------------------------- ----------------------------------------
License renewals and services                $21,909        26.1%       $17,377        $62,665        30.0%        $48,214
Gross profit percentage                         41.0%                      34.4%          39.8%                       38.9%
-----------------------------------------  ----------------------------------------- ----------------------------------------

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

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


OPERATING EXPENSES
                                                   Third Quarter Ended                        Nine Months Ended
March 31,                                    1998        CHANGE         1997            1998        CHANGE        1997
--------------------------------------- ------------------------------------------ -----------------------------------------
                                                                      (dollars in thousands)
Sales and marketing                         $22,432       31.7%        $17,037          $64,489     30.5%         $49,435
Percentage of total revenues                   33.3%                      33.7%            32.6%                     33.1%
--------------------------------------- ------------------------------------------ -----------------------------------------
Product development                          $9,379       21.8%         $7,702          $26,909     14.0%         $23,605
Percentage of total revenues                   13.9%                      15.2%            13.6%                     15.8%
--------------------------------------- ------------------------------------------ -----------------------------------------
General and administrative                   $6,894       43.0%         $4,821          $21,140     50.7%         $14,030
Percentage of total revenues                   10.2%                       9.5%            10.7%                      9.4%
--------------------------------------- ------------------------------------------ -----------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel and an increase in commission costs directly associated with the increase in software license revenues.

The increase in product development expenses reflects additional personnel and third-party development costs associated with research and development activities. In the first three quarters of fiscal 1998 and 1997, the company capitalized $2.2 million and $3.3 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized primarily relate to the company's development of enterprise-wide financial management and analysis solutions for client/server environments and represented 7.4% and 12.2% of total product development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than four years.

The increase in general and administrative expenses resulted, for the most part, from increases in personnel and professional services costs incurred to support the growth of the company's overall operations.

INTEREST INCOME

Interest income grew due to the increase, from operations, in cash available for investment.

PROVISION FOR INCOME TAXES

The company's effective income tax rate for the current nine-month period, 36.6%, reflects the company's expectations for the full year ending June 30, 1998.

NET INCOME

As a result of the above factors, net income for the three and nine-month periods ended March 31, 1998 increased to $3.6 million or by 175% from $1.3 million and $11.4 million or by 90.9% from $6 million, respectively, for the corresponding periods of 1997.

To date, the overall impact of inflation on the company has not been material.

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------

To date, the company has financed its business through positive cash flow from operations and, to a lesser extent, sales of its common stock. For fiscal years 1995, 1996 and 1997, and for the nine months ended March 31, 1998, the company generated positive cash flow from operations of $28.9 million, $34.1 million, $47.1 million and $36.4 million, respectively.

Cash used by investing activities amounted to $16.6 million for the first three quarters of fiscal 1998, including $14.2 million primarily for purchases of computer equipment and office facility expansion and improvements, and $2.4 million for deposit and intangible asset costs.

Financing activities in the first three quarters of fiscal 1998, including stock options exercised by employees and payments of indebtedness, generated cash of $7.7 million. In connection with the stock options exercised by certain of its employees (for a total of 807,668 common shares), the company recognized (as a credit to additional paid-in capital) an income tax benefit of $5.9 million for the nine months ended March 31, 1998.

As of March 31, 1998, the company had cash and cash equivalents of $93.8 million and working capital of $65.4 million, no long-term debt other than the mortgage loan (currently at an interest rate of 3.7%) for the Stamford, Connecticut office and research facility, and its ratio of current assets to current liabilities was 1.6 to 1. Cash equivalents are comprised primarily of investment-grade U.S. state and political subdivision obligations with varying terms of three months or less. The company has long-term credit availability of $25 million under a revolving credit facility. The company anticipates capital expenditures of approximately $25 million for its 1998 fiscal year. The company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

                          Hyperion Software Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


YEAR 2000 COMPLIANCE
-------------------------------------------------------------------------------

The company is assessing both the readiness of its internal business information systems for handling the Year 2000 and the compliance of products sold by the company. The company has determined that it will need to modify or replace portions of its internal business information systems so that the systems will function properly with respect to dates in the Year 2000 and beyond. The company has also initiated discussions with its significant vendors, service providers and large customers to evaluate Year 2000 issues, if any, relating to the interaction of their systems with the company's internal systems. The company anticipates that it will successfully address Year 2000 issues relating to its internal business information systems by the end of fiscal 1999. The cost of the company's internal systems Year 2000 efforts is not expected to be material to the company's financial position.

The company believes that its current products are Year 2000 compliant. However, prior versions of certain of these products currently installed at customer sites will require upgrading or other modifications to become Year 2000 compliant. The company believes that it is not legally responsible for costs incurred by these customers to achieve Year 2000 compliance. However, there can be no assurance that these customers will not assert claims against the company with respect to Year 2000 issues. The company is taking steps to identify affected customers, raise customer awareness related to noncompliance of the company's older products and assist its customers in assessing their risks. The company may incur increasing customer satisfaction costs related to these actions over the next few years. Since customer satisfaction programs are ongoing, the scope of any Year 2000 complications are not fully known and potential liability issues in certain areas are unclear, the potential impact on the company's financial position with respect to these matters is not known at this time.

The company's Hyperion accounting software, a product set formerly offered by the company, is not Year 2000 compliant. The company is aware of a limited number of customers continuing to use this product. The company is obligated under its agreements with certain of these customers to provide upgrades which are Year 2000 compliant. The company has made available to these customers a migration path to a product offered pursuant to the company's alliance with Baan/Coda, which the company believes is Year 2000 compliant. The company also expects to make available to these customers a Year 2000 compliant release of its accounting software prior to the end of calendar year 1998. The company does not expect the cost associated with this compliance effort, including planning, implementation and testing, to be material to its financial position, although there can be no assurance that the company will not be required to incur significant unanticipated costs in relation to its compliance obligations.

While the company believes that its planning efforts are adequate to address its Year 2000 issues on a timely basis, there can be no assurance that there will not be a delay in, or increased costs associated with, implementation of changes to address any such issues, which could have a material adverse effect on the company and its financial position and future results of operations.

                          Hyperion Software Corporation
                           Part II. Other Information



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

   Exhibit No.  Description
   -----------  -----------
      10.1      -  Amendment No. 2 to Employment Agreement and Senior Advisory
                   Arrangement between the company and Lucy R. Ricciardi, dated as of April 16, 1998

      10.2      -  Employment Agreement with Craig M. Schiff, dated as of
                   July 1, 1997

The company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                          Hyperion Software Corporation
                                    Form 10-Q
                 for the three-month period ended March 31, 1998


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                Hyperion Software Corporation



                /s/ Michael A. Manto                                   5/13/98
                --------------------------------------------------------------
                Michael A. Manto                                          Date
                Vice President and Corporate Controller



                /s/ Lucy Rae Ricciardi                                 5/13/98
                --------------------------------------------------------------
                Lucy Rae Ricciardi                                        Date
                Senior Vice President and Chief Financial Officer