Form 10-Q
period 1999-09-30
HYPERION SOFTWARE CORP
filed 1999-11-15
CIK 878594

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.

                        --------------------------------

                         COMMISSION FILE NUMBER 0-26934

                         HYPERION SOLUTIONS CORPORATION
             (Exact name of registrant as specified in its charter)


                       DELAWARE                         77-0277772
           (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)          Identification No.)


                   1344 CROSSMAN AVENUE, SUNNYVALE, CALIFORNIA 94089 (Address of principal executive offices, including zip code)

                                 (408) 744-9500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of November 10, 1999, there were 31,174,758 shares of the Registrant's common stock, $.001 par value, outstanding.

--------------------------------------------------------------------------------

                         Hyperion Solutions Corporation

                                    Form 10-Q


                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet--September 30, 1999 and
     June 30, 1999...........................................................2

   Condensed Consolidated Statement of Operations--
     Three Months Ended September 30, 1999 and 1998..........................3

   Condensed Consolidated Statement of Cash Flows--
     Three Months Ended September 30, 1999 and 1998..........................4

   Notes to Condensed Consolidated Financial Statements--September 30, 1999..5

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................8

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...................................................16

Item 4. Submission of Matters to a Vote of Security Holders.................18

Item 5. Other Information...................................................18

Item 6. Exhibits and Reports on Form 8-K....................................18

SIGNATURES..................................................................19



 Copyright 1999 Hyperion Solutions Corporation. All rights reserved. Hyperion, Essbase, Hyperion Enterprise, Hyperion Pillar, Hyperion Reporting, LedgerLink,
   and Pillar are registered trademarks and the Hyperion Logo, Essbase-Ready,
        Hyperion Solutions, Hyperion Essbase, Hyperion Objects, Hyperion
      Integration Server, HyperionReady, Hyperion Web Gateway, and See the
         Future First are trademarks of Hyperion Solutions Corporation.
           Wired for OLAP is a trademark of Appsource Corporation, a
            subsidiary of Hyperion Solutions Corporation. All other
                 trademarks and company names mentioned are the
                      property of their respective owners.

For further information, refer to the Hyperion Solutions Corporation annual report on Form 10-K for the year ended June 30, 1999.

                         Hyperion Solutions Corporation

                      Condensed Consolidated Balance Sheet
                      (in thousands, except per share data)


                                                         SEPTEMBER 30, JUNE 30,
                                                             1999        1999
                                                           --------    --------
                                                         (UNAUDITED)    (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents                               $240,611    $233,515
   Short-term investments                                    40,302      38,341
   Accounts receivable--net of allowances of $11,400 and
     $11,800                                                107,161     110,744
   Prepaid expenses and other current assets                  6,155       6,290
   Deferred income taxes                                      9,999      10,386
                                                           --------    --------
TOTAL CURRENT ASSETS                                        404,228     399,276

Property and equipment--at cost, less accumulated
   depreciation and amortization of $71,686 and
   $65,444                                                   71,817      75,456
Acquired technologies, goodwill and other intangible
    assets--at cost, less accumulated amortization
    of $19,181 and $17,186                                   25,071      26,522
Other assets                                                 11,229      11,640
                                                           --------    --------
Total assets                                               $512,345    $512,894
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                   $ 51,521    $ 55,012
   Accrued employee compensation and benefits                22,955      29,920
   Income taxes payable                                       4,136       2,345
   Deferred revenue                                          85,141      81,089
                                                           --------    --------
TOTAL CURRENT LIABILITIES                                   163,753     168,366

Long-term debt                                              100,000     103,752

Stockholders' equity:
   Preferred stock--$.001 par value; 5,000 shares
     authorized; none issued
   Common stock--$.001 par value; 300,000 shares
     authorized; 30,901 and 30,842 shares issued
     and outstanding                                             31          31
   Additional paid-in capital                               154,215     153,545
   Retained earnings                                         96,942      90,917
   Currency translation adjustments                          (2,596)     (3,717)
                                                           --------    --------
TOTAL STOCKHOLDERS' EQUITY                                  248,592     240,776
                                                           --------    --------
Total liabilities and stockholders' equity                 $512,345    $512,894
                                                           ========    ========


Note: the balance sheet at June 30, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                         Hyperion Solutions Corporation

           Condensed Consolidated Statement of Operations (Unaudited)
                      (in thousands, except per share data)


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               1999              1998
                                             --------          --------
REVENUES
   Software licenses                         $ 46,401          $ 53,704
   Maintenance and services                    60,849            51,178
                                             --------          --------
Total revenues                                107,250           104,882

COSTS AND EXPENSES
Cost of revenues:
   Software licenses                            1,298             2,784
   Maintenance and services                    29,563            27,561
Sales and marketing                            41,434            38,199
Research and development                       16,292            15,377
General and administrative                     10,426             8,744
Merger costs                                                     21,800
                                             --------          --------
                                               99,013           114,465
                                             --------          --------
OPERATING INCOME (LOSS)                         8,237            (9,583)

Interest income                                 2,795             2,982
Interest expense                               (1,407)           (1,332)
                                             --------          --------
INCOME (LOSS) BEFORE INCOME TAXES               9,625            (7,933)

Provision for income taxes                      3,600             2,000
                                             --------          --------

NET INCOME (LOSS)                            $  6,025          $ (9,933)
                                             ========          ========

EARNINGS (LOSS) PER SHARE
   Basic                                     $    .20          $   (.33)
   Diluted                                   $    .19          $   (.33)

AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                       30,873            29,726
   Diluted                                     31,556            29,726


See accompanying notes.

                         Hyperion Solutions Corporation

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)


                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          1999           1998
                                                        --------       --------

CASH PROVIDED BY OPERATING ACTIVITIES                   $ 10,736       $  5,119

INVESTING ACTIVITIES
   Purchases of property and equipment                    (2,673)        (8,321)
   Purchases of short-term investments, net               (1,961)       (23,861)
   Intangible and other assets                              (489)          (554)
                                                        --------       --------
Cash used by investing activities                         (5,123)       (32,736)

FINANCING ACTIVITIES
   Principal payments on notes payable                      (150)          (386)
   Exercise of stock options by employees                    512          2,457
                                                        --------       --------
Cash provided by financing activities                        362          2,071

Effect of exchange rate changes                            1,121          1,291
                                                        --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           7,096        (24,255)
Cash and cash equivalents at beginning of period         233,515        221,868
                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $240,611       $197,613
                                                        ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
     Income taxes                                       $  1,117       $  6,946
     Interest                                              2,305          2,358




See accompanying notes.

                         Hyperion Solutions Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 1999 included in the Hyperion Solutions Corporation (the "Company" or "Hyperion") report on Form 10-K filed on September 28, 1999.

B. EARNINGS PER SHARE

Shares used in computing basic and diluted earnings (loss) per share are based on the weighted average shares outstanding in each period. Basic earnings (loss) per share excludes the effects of stock options, warrants and convertible securities. Diluted earnings (loss) per share includes the dilutive effect of the assumed exercise of stock option, warrant and/or convertible security rights using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS") (in thousands, except per share data):

                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       1999           1998
                                                      -------       -------

Numerator--net income (loss)                          $ 6,025       $(9,933)
                                                      =======       =======

Denominator for basic EPS--weighted-average shares     30,873        29,726
   Effect of dilutive securities:
     Stock option rights                                  683
                                                      -------       -------
Denominator for diluted EPS--adjusted weighted-
   average shares and assumed conversions              31,556        29,726
                                                      =======       =======

Basic earnings (loss) per share                       $   .20       $  (.33)
Diluted earnings (loss) per share                     $   .19       $  (.33)

                         Hyperion Solutions Corporation

                               September 30, 1999


B. EARNINGS PER SHARE (CONTINUED)

Because their effect would be antidilutive, certain stock option rights for 3 million common shares were excluded from the diluted EPS calculation for the three-month period ended September 30, 1999. For the same reason, shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the diluted EPS calculation.

C. COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the periods indicated, comprehensive income (loss) of the Company was as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                    1999          1998
                                                   ------        -------

Net income (loss)                                  $6,025        $(9,933)
Currency translation adjustments, net of tax          706            815
                                                   ------        -------
Comprehensive income (loss)                        $6,731        $(9,118)
                                                   ======        =======

D. CONTINGENCIES

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

E. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company has identified two reportable operating segments based on the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information": software licensing, and maintenance and services. Software license fees are derived from the sale of software product licenses. Maintenance and services revenues come from providing product installation, support and training services.

The Company's President and Chief Operating Officer evaluates performance based on measures of segment revenues, gross profit and company-wide operating results. Employee headcount and operating costs and expenses are managed by functional areas, rather than by revenue segments. Moreover, the Company does not account for or report to the President and COO its assets or capital expenditures by segments. The significant accounting policies of the reportable segments are the same as those summarized in the Company's annual report on Form 10-K filed on September 28, 1999.

                         Hyperion Solutions Corporation

                               September 30, 1999


E. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)

The accompanying statement of operations discloses the financial information of the Company's reportable segments in accordance with Statement 131 for the three months ended September 30, 1999 and 1998.

                                                 Other
                           U.S.       U.K.    International
                        Operations Operations  Operations    Eliminations  Consolidated
----------------------- ---------- ---------- -------------  ------------  ------------
                                      (in thousands)
1999
Revenues:
  Customers              $ 93,164   $ 6,478     $ 7,608                      $107,250
  Intercompany              3,234                 6,069       $(9,303)
-----------------------  --------   -------     -------       -------        --------
       Total               96,398     6,478      13,677        (9,303)        107,250
=======================  ========   =======     =======       =======        ========
Operating income (loss)    19,867    (3,292)     (8,338)                        8,237
=======================  ========   =======     =======       =======        ========
Identifiable assets      $426,471   $13,189     $72,685                      $512,345
=======================  ========   =======     =======       =======        ========

1998
Revenues:
  Customers              $ 87,198   $10,311     $ 7,373                      $104,882
  Intercompany              2,963        75       4,325       $(7,363)
-----------------------  --------   -------     -------       -------        --------
       Total               90,161    10,386      11,698        (7,363)        104,882
=======================  ========   =======     =======       =======        ========
Operating income (loss)    (6,351)    3,934      (7,166)                       (9,583)
=======================  ========   =======     =======       =======        ========
Identifiable assets      $400,369   $19,184     $56,397                      $475,950
=======================  ========   =======     =======       =======        ========

     "Other International Operations" relate to subsidiaries in Austria, Belgium, Canada, Finland, France, Germany, Italy, Japan, the Netherlands, Singapore, Spain, Sweden and Switzerland. Operating income from operations outside the United States approximates income before income taxes of such operations. Intercompany revenues between geographic areas are accounted for at prices representative of unaffiliated party transactions of a similar nature.

     Revenues from markets outside the United States were as follows (dollars in thousands):

      Three Months Ended September 30,        1999              1998
      ---------------------------------      -------           -------

      U.K. operations                        $ 6,478           $10,311
      Other international operations           7,608             7,373
      Export                                  22,861            20,120
      ---------------------------------      -------           -------
                                             $36,947           $37,804
      =================================      =======           =======
       Percentage of total revenues               34%               36%
      =================================      =======           =======

     The majority of "Export" revenues, some of which are generated through independent distributors and agents, results from product licenses and services sold to customers throughout Europe.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


OVERVIEW
--------------------------------------------------------------------------------

Hyperion develops, markets and supports enterprise analytic application software that helps companies better understand, optimize and operate their businesses. Hyperion's products complement software that companies use to capture and organize data. Hyperion's products integrate with, extend and enhance transaction processing applications, enterprise resource planning (ERP) and customer relationship management packaged applications, and data warehouses. The Company's offerings are based on Hyperion's enterprise-class analytic platform and include packaged analytic applications, OLAP (on-line analytical processing) server technology, data and application integration technologies, and a family of robust tools for client-server and web-enabled reporting, analysis, presentation and application development. Hyperion and its partners deliver client/server and web-based products for a broad range of analytic applications including budgeting and planning, financial consolidation and reporting, activity-based management, performance management, campaign management analysis, promotional analysis, sales forecasting, demand planning, e-business analysis and industry-specific solutions. The Company's solutions are used by large organizations worldwide.

Hyperion derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial fee for the software upon delivery. A maintenance fee entitling customers to routine support and product updates is billed annually. With operations in twenty-six countries, Hyperion licenses its products throughout the world primarily through a direct sales force. Products also are licensed through independent distributors and sales agents, including other technology and application software companies, and major accounting firms ("channel partners"). The Company includes in revenues its net share of revenues generated by distributors. In the event that an agent has facilitated the sale and Hyperion is the licensor, the license revenue is reported gross and a commission charge is reflected.


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES
                                         First Quarter Ended
September 30,                        1999       CHANGE      1998
---------------------------------------------------------------------
                                        (dollars in thousands)
Software licenses                   $46,401     (13.6)%    $53,704
Percentage of total revenues           43.3%                  51.2%
---------------------------------------------------------------------
Maintenance and services            $60,849      18.9%     $51,178
Percentage of total revenues           56.7%                  48.8%
---------------------------------------------------------------------

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


Software license revenues declined primarily as a result of a decrease in the number of licenses sold (unit volume) versus, for example, price decreases. Particularly within North America, the Company continues to be hampered by sales-marketing execution issues that stem from the Company's August 1998 business combination. The decline in sales productivity, caused by the necessary decision to combine and cross train the separate sales forces and other factors, first occurred in the December 1998 quarter and will likely continue at least through the December 1999 quarter.

The increase in maintenance and services revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

Revenues, including export sales, generated from markets outside the United States for the quarters ended September 30, 1999 and 1998 were $36.9 million and $37.8 million, or 34.4% and 36% of total revenues, respectively. The decline was due to weakness in Germany and the United Kingdom.

Revenues derived from channel partners for the three months ended September 30, 1999 and 1998 were 15% and 12.9% of total revenues, respectively.

COST OF REVENUES
                                                  First Quarter Ended
September 30,                                 1999      CHANGE       1998
--------------------------------------------------------------------------------
                                                (dollars in thousands)
Software licenses                           $ 1,298     (53.4)%    $ 2,784
Gross profit percentage                        97.2%                  94.8%
--------------------------------------------------------------------------------
Maintenance and services                    $29,563       7.3%     $27,561
Gross profit percentage                        51.4%                  46.1%
--------------------------------------------------------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The amortization of capitalized software costs begins upon the general release of the software to customers. The decrease in the cost of software license revenues principally reflects a decrease in amortization of capitalized software costs.

The increase in the cost of maintenance and service revenues was due primarily to additional staffing expense for both installation and ongoing support services.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


OPERATING EXPENSES
                                                  First Quarter Ended
September 30,                                 1999      CHANGE       1998
-------------------------------------------------------------------------------
                                                (dollars in thousands)
Sales and marketing                         $41,434       8.5%     $38,199
Percentage of total revenues                   38.6%                  36.4%
-------------------------------------------------------------------------------
Research and development                    $16,292       6.0%     $15,377
Percentage of total revenues                   15.2%                  14.7%
-------------------------------------------------------------------------------
General and administrative                  $10,426      19.2%     $ 8,744
Percentage of total revenues                    9.7%                   8.3%
-------------------------------------------------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel.

The increase in research and development expenses reflects additional personnel costs associated with expanded product research and development activities. In each of the quarters ended September 30, 1999 and 1998, the Company capitalized $.5 million of software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development of enterprise-wide, packaged analytic application solutions for client/server environments and represent 3% of total research and development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than three years.

The increase in general and administrative expenses resulted, for the most part, from an increase in personnel costs incurred to manage and support the growth of the Company's overall operations.

The merger of Arbor Software Corporation (former name of the Company) and Hyperion Software Corporation was completed on August 24, 1998. In the quarter ended September 30, 1998, the Company charged $21.8 million, $18.7 million after taxes, to operations for nonrecurring costs incurred in connection with the business combination.

PROVISION FOR INCOME TAXES

Excluding the impact of merger costs in the prior year, the Company's effective income tax rate remained substantially unchanged at approximately 37%. The Company's expected effective rate for the remainder of the fiscal year is 37%.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


NET INCOME

As a result of the above factors, the Company had net income of $6 million for the three-month period ended September 30, 1999, compared to a net loss of $9.9 million for the corresponding period of 1998.

To date, the overall impact of inflation on the Company has not been material.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 requires all derivative instruments (such as most foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants) to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (fair value hedges), hedges of variable cash flows of forecasted transactions (cash flow hedges), and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges are unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are to be included in earnings in the period of the change. Statement 133, as amended, is effective for the Company beginning in fiscal 2001, and the Company has not yet determined the impact, if any, the adoption of the statement will have on its financial statements.

RISK FACTORS, INCLUDING YEAR 2000 COMPLIANCE

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the Company's future results may vary significantly based on a number of factors, including, but not limited to, those discussed in the following paragraphs of this section; whether the process of effecting the Arbor Software/Hyperion Software business combination can be effectively managed to realize the synergies anticipated to result therefrom; whether the merger itself causes uncertainty in the marketplace or customer hesitation; the impact of competitive products and pricing; and whether the process of effecting the Company's May 1999 acquisition of Sapling Corporation can be effectively managed to realize the synergies anticipated to result therefrom. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed elsewhere in this quarterly report, and in the Company's most recent annual report on Form 10-K. Further, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


YEAR 2000 READINESS DISCLOSURE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

State of Readiness of the Company's Year 2000 Issues

The Company continues to assess both the readiness of its internal business information systems for handling the Year 2000 and the compliance of products sold by the Company. The Company has had to modify and/or replace portions of its internal business information systems so that the systems will function properly with respect to dates in the Year 2000 and beyond.

The Company believes that all current versions of its products are Year 2000 compliant. However, prior versions of certain of these products currently installed at certain customer sites will require upgrading or other modifications to become Year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by these customers to achieve Year 2000 compliance. However, there can be no assurance that these customers will not assert claims against the Company with respect to Year 2000 issues and, in the event such claims are asserted and adjudicated in favor of these customers, the Company's liability could be material. The Company is taking steps to identify affected customers, raise customer awareness related to noncompliance of certain of the Company's older products and assist its customers in assessing their risks. The Company may incur increasing costs regarding customer satisfaction related to these actions over the next few years. Since the Company's customer satisfaction programs are currently ongoing, the scope of any resulting Year 2000 issues is not fully known and potential liability resulting from these issues is unclear, and the potential impact on the Company's business, operating results and financial condition with respect to these matters is not known at this time.

The Company's Hyperion accounting software, a product set formerly offered by the Company, was not originally Year 2000 compliant. The Company is aware of a limited number of customers who continue to use this product set. The Company was obligated under its agreements with certain of these customers to provide upgrades to this product set which are Year 2000 compliant. Beginning in the quarter ended December 1998, the Company made available and to date has delivered to these customers a Year 2000 compliant release of its accounting software. The Company has also made available to these customers a migration path to a product offered pursuant to the Company's alliance with Baan/Coda, which the Company believes is Year 2000 compliant. However, there can be no assurance that such product is Year 2000 compliant. The Company does not expect the cost associated with this compliance effort, including planning, implementation and testing, to be material to its financial condition, although there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its compliance obligations. Such unanticipated costs, if incurred, could have a material adverse effect on the Company's business, operating results and financial condition.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


The Company has had discussions with and received compliance information from its significant vendors, service providers and large customers to evaluate Year 2000 issues, if any, relating to the interaction of their systems with the Company's internal systems. The Company has gathered written compliance information from a large majority of these third parties and has received information on all relevant outside system dependencies. At this time, after having carefully reviewed the compliance data relating to these third parties and their interaction with the Company, and based on discussions with some of the other third parties, the Company has achieved a sufficient level of Year 2000 compliance regarding these dependencies without incurring significant costs. However, a failure by these third parties to address adequately their Year 2000 readiness could have a material adverse affect on the Company's business, operating results or financial condition.

Costs Associated with the Company's Year 2000 Issues

To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating the Company's internal business information systems, the products sold by the Company and the interaction of the Company's internal business information systems with the internal systems of third parties. Although the Company is not aware of any material operational issues or costs associated with preparing its internal business information systems and its products for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in the Company's internal business information systems or products the Company sells. Such unanticipated negative consequences and/or material costs, if incurred, could have a material adverse effect on the Company's business, operating results or financial condition.

Contingency Plan Regarding the Company's Year 2000 Issues

As the Company is not aware of any material Year 2000 compliance issues, it has not developed a Year 2000-specific contingency plan. If material Year 2000 compliance issues are discovered, the Company will evaluate the need for one or more contingency plans relating to such issues.

In addition, the Company is aware of the potential for claims against it and other companies for damages arising from products and services that were not Year 2000 ready. The Company continues to believe that any such claims against it would be without merit.

While the Company believes that its planning efforts are adequate to address its Year 2000 issues on a timely basis, there can be no assurance that there will not be a delay in, or increased costs associated with, implementation of changes to address any such issues, which could have a material adverse effect on the Company's business, operating results or financial condition.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


MARKET RISKS

At September 30, 1999, the Company's investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $40.3 million. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 1999, the decline in the fair value of the portfolio would not be material.

The Company's long-term debt bears interest, for the most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate 10% change in market interest rates would not materially impact the Company's financial statements.

Approximately one-third of the Company's sales, cost of sales and marketing is transacted in local currencies. As a result, the Company's operations from markets outside the United States are subject to foreign exchange rate fluctuations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company had a software licensing backlog of approximately $15 million at June 30, 1999, which sales were completed in the September 1999 quarter upon shipment of product to customers. The Company's backlog fluctuates from period to period, however, the Company does not expect that during fiscal 2000 its backlog will exceed the amount at June 30, 1999. The amount decreased in the September 1999 quarter and the Company anticipates that it will continue to decrease. Nonetheless, quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's ability or inability to retain qualified personnel, its overall hiring plans, the scheduling of sales and marketing programs, new product development by the Company, its channel partners or its competitors and currency exchange rate movements. A significant portion of the Company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The Company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. Total revenues and net income were $107.3 million and $6 million, respectively, for the first quarter of fiscal 2000, and $111.4 million and $6.7 million, respectively, for the fourth quarter of fiscal 1999. The Company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the Company has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. For fiscal years 1997, 1998 and 1999, and for the three months ended September 30, 1999, the Company generated positive cash flow from operations of $49.7 million, $87.6 million, $43.2 million and $10.7 million, respectively.

Cash used by investing activities amounted to $5.1 million for the three months ended September 30, 1999, including $2.7 million primarily for purchases of computer equipment and software, and $1.9 million for net purchases of short-term investments.

Financing activities in the quarter ended September 30, 1999, including stock options exercised by employees and payments of indebtedness, generated cash of $.4 million. In connection with the stock options exercised by certain of its employees (for a total of 59,000 common shares), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $.2 million for the three months ended September 30, 1999.

As of September 30, 1999, the Company had cash, cash equivalents and short-term investments of $280.9 million, working capital of $240.5 million, and $100 million of long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, U.S. federal, state and political subdivision obligations with varying terms of three months or less. The Company anticipates capital expenditures of approximately $30 million for its 2000 fiscal year. The Company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

The Company believes that its current cash and short-term investment balances, and the funds generated from its operations, if any, will be sufficient to finance the Company's business for at least the next year.

                        Hyperion Solutions Corporation

                          Part II. Other Information


ITEM 1. LEGAL PROCEEDINGS

On April 16, 1996, Gentia Software filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts action") seeking a declaratory judgment that U.S. Patent No. 5,359,724 (the "`724 patent"), owned by the Company, is invalid and not infringed by Gentia Software's products. On April 18, 1996, the Company filed an action against Gentia Software in the United States District Court for the Northern District of California (the "California action") alleging that Gentia Software infringes the `724 patent, and seeking a permanent injunction and monetary damages, including treble damages. On May 8, 1996, Gentia Software filed its answer in the California action, including a counterclaim seeking to declare the `724 patent invalid. Gentia Software also filed a motion to dismiss, stay or transfer the action to Massachusetts, which the California court denied on December 12, 1996. On May 13, 1996, the Company filed a motion to transfer the Massachusetts action to California, which was granted on November 18, 1996. The Company filed its answer and a counterclaim for patent infringement in the transferred case on December 12, 1996. On April 7, 1997, the Court consolidated both actions into a single case pending in the United States District Court for the Northern District of California.

On July 11, 1997, Gentia Software filed a request for reexamination of the `724 patent with the United States Patent and Trademark Office (the "PTO"). On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed a request for a second reexamination of the `724 patent with the PTO. On May 22, 1998, the PTO granted that request for reexamination which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the `724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the Patent Office.

Discovery has been completed by both parties with the exception of three depositions that Hyperion will take of Gentia's expert witnesses. No additional written discovery can be propounded by either party, and no depositions can be noticed or subpoenaed.

On January 27, 1999, the Court held a claims construction hearing for the purpose of interpreting certain terms and phrases used in the claims of the '724 patent. On July 21, 1999, the Court issued an order tentatively construing the disputed terms and phrases of the '724 patent. This order is expressly not a final order and is subject to change if the Court so decides.

                        Hyperion Solutions Corporation

Hyperion believes that it has meritorious claims against Gentia Software and meritorious defenses against Gentia Software's claims that the `724 patent is invalid, and intends to pursue vigorously its claims and defend against Gentia Software's claims. The outcomes of the Gentia Software litigation and the patent reexamination proceedings are uncertain at this time and no assurance can be given that the outcome of the litigation will be in the Company's favor, or that the PTO will not declare the `724 patent invalid or narrow the scope of its claims. Management believes that the outcome of the Gentia Software litigation or the reexamination will not have a material adverse effect on the financial position of the Company. However, should the `724 patent be declared invalid or narrowed in scope, competitors may be able to implement the technology described in the `724 patent, which could result in increased competition. Increased competition could materially adversely affect the Company's future business.

The preceding current litigation and any future litigation against the Company or its employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company and significant diversion of attention by the Company's management personnel.

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

                        Hyperion Solutions Corporation

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on November 10, 1999, the following proposals were adopted by the margins indicated:

1. To reelect a member of the Board of Directors to serve for a three-year term as Class I director.

                                      Number of Shares
                                     For        Withheld
                                  ---------   --------------
             Gary G. Greenfield   26,386,429     314,296

2. To ratify the Company's appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending June 30, 2000.

                                   For     26,622,069
                                   Against     59,390
                                   Abstain     19,266

ITEM 5.  OTHER INFORMATION

Proposals of stockholders intended to be presented at the Company's 2000 annual meeting of stockholders must be received at the Company's principal executive offices not later than June 8, 2000 in order to be included in the Company's proxy statement and form of proxy relating to the 2000 annual meeting. Pursuant to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 2000 annual meeting of stockholders does not notify the Company of such proposal on or prior to August 31, 2000, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 2000 proxy statement. At the present time, the Company expects to hold its 2000 annual meeting of stockholders in early November 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


The Company filed a report on Form 8-K on July 27, 1999.

                         Hyperion Solutions Corporation

         Form 10-Q for the three-month period ended September 30, 1999


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Hyperion Solutions Corporation


                            /s/ Stephen V. Imbler                       11/15/99
                            ----------------------------------------------------
                            Stephen V. Imbler                               Date
                            President and Chief Operating Officer