Form 10-Q
period 2000-03-31
HYPERION SOFTWARE CORP
filed 2000-05-15
CIK 878594

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 (408) 744-9500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  [X]   NO
                                         -----     ----

     As of May 10, 2000, there were 32,476,203 shares of the Registrant's common stock, $.001 par value, outstanding.


--------------------------------------------------------------------------------

                         Hyperion Solutions Corporation

                                    Form 10-Q

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                         PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet--March 31, 2000 and June 30, 1999................................................2

   Condensed Consolidated Statement of Income-- Three Months Ended
     March 31, 2000 and 1999; Nine Months Ended March 31, 2000 and 1999..................................................3

   Condensed Consolidated Statement of Cash Flows--
     Nine Months Ended March 31, 2000 and 1999...........................................................................4

   Notes to Condensed Consolidated Financial Statements--March 31, 2000..................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................9

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................................15

Item 6. Exhibits and Reports on Form 8-K................................................................................15

SIGNATURES..............................................................................................................16


 Copyright 2000 Hyperion Solutions Corporation. All rights reserved. Hyperion,
   Essbase, Pillar, Hyperion Pillar, Hyperion Enterprise, Hyperion Reporting, LedgerLink, Netprophet, The Model Approach, Business Intelligence, and Financial Intelligence are registered trademarks and Hyperion Solutions, the Hyperion "H"
     logo, See The Future First, Essbase-Ready, Hyperion Essbase, Hyperion Allocations, Hyperion DataExtend, Hyperion Distributed Retrieve, Hyperion Distributed Schedules, Hyperion Drill Manager, Hyperion Objects, Hyperion
  Quicksends, Hyperion Schedules, Hyperion Integration Server, HyperionReady,
   Hyperion Web Gateway, The Scoring Approach and Performance Achievement are trademarks of Hyperion Solutions Corporation. Wired for OLAP and the Appsource
    Corporation logo are trademarks of Appsource Corporation, a wholly owned subsidiary of Hyperion Solutions Corporation.
   All other trademarks and company names mentioned are the property of their respective owners.

For further information, refer to the Hyperion Solutions Corporation annual report on Form 10-K for the year ended June 30, 1999.

                         Hyperion Solutions Corporation

                      Condensed Consolidated Balance Sheet
                      (in thousands, except per share data)

                                                                          MARCH 31,            JUNE 30,
                                                                            2000                 1999
                                                                         ------------------------------
ASSETS                                                                   (Unaudited)            (Note)
Current assets:
   Cash and cash equivalents                                              $ 250,381           $ 233,515
   Short-term investments                                                    37,610              38,341
   Accounts receivable--net of allowances of $12,900 and $11,800            138,077             110,744
   Prepaid expenses and other current assets                                 16,056               6,290
   Deferred income taxes                                                      9,362              10,386
                                                                          -----------------------------
TOTAL CURRENT ASSETS                                                        451,486             399,276

Property and equipment--at cost, less accumulated depreciation
   and amortization of $83,265 and $65,444                                   68,740              75,456
Acquired technologies, goodwill and other intangible assets--at
   cost, less accumulated amortization of $22,813 and $17,186                23,617              26,522
Other assets                                                                 15,216              11,640
                                                                          -----------------------------
Total assets                                                              $ 559,059           $ 512,894
                                                                          =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                  $  41,585           $  55,012
   Accrued employee compensation and benefits                                27,603              29,920
   Income taxes payable                                                                           2,345
   Deferred revenue                                                          90,135              81,089
                                                                          -----------------------------
TOTAL CURRENT LIABILITIES                                                   159,323             168,366

Long-term debt                                                              102,562             103,752

Stockholders' equity:
   Preferred stock--$.001 par value; 5,000 shares authorized;
     none issued
   Common stock--$.001 par value; 300,000 shares authorized;
     32,375 and 30,842 shares issued and outstanding                             32                  31
   Additional paid-in capital                                               191,795             153,545
   Retained earnings                                                        110,628              90,917
   Currency translation adjustments                                          (5,281)             (3,717)
                                                                          -----------------------------
TOTAL STOCKHOLDERS' EQUITY                                                  297,174             240,776
                                                                          -----------------------------
Total liabilities and stockholders' equity                                $ 559,059           $ 512,894
                                                                          =============================


Note: the balance sheet at June 30, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                         Hyperion Solutions Corporation

             Condensed Consolidated Statement of Income (Unaudited)
                      (in thousands, except per share data)

                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          MARCH 31,                                MARCH 31,
                                                   2000               1999                 2000                1999
                                                -----------------------------           -----------------------------
  REVENUES
     Software licenses                          $  62,192           $  48,024           $ 164,333           $ 153,614
     Maintenance and services                      63,606              53,622             184,508             159,872
                                                -----------------------------           -----------------------------
  Total revenues                                  125,798             101,646             348,841             313,486
                                                -----------------------------           -----------------------------

  COSTS AND EXPENSES
  Cost of revenues:
     Software licenses                              1,760               1,383               4,761               5,920
     Maintenance and services                      34,772              28,871              96,896              85,113
  Sales and marketing                              49,851              41,936             136,768             120,304
  Research and development                         17,912              16,579              50,874              46,845
  General and administrative                       10,959               9,953              31,719              28,039
  Merger costs (credits)                                                                     (305)             21,800
  Restructuring charge                              2,066                                   2,066
                                                -----------------------------           -----------------------------
                                                  117,320              98,722             322,779             308,021
                                                -----------------------------           -----------------------------
  OPERATING INCOME                                  8,478               2,924              26,062               5,465

  Interest income                                   3,365               2,556               9,346               8,444
  Interest expense                                 (1,430)             (1,351)             (4,097)             (3,965)
                                                -----------------------------           -----------------------------
  INCOME BEFORE INCOME TAXES                       10,413               4,129              31,311               9,944

  Provision for income taxes                        3,800               1,550              11,600               8,650
                                                -----------------------------           -----------------------------

  NET INCOME                                    $   6,613           $   2,579           $  19,711           $   1,294
                                                =============================           =============================

  EARNINGS PER SHARE
     Basic                                      $     .21           $     .09           $     .63           $     .04
     Diluted                                    $     .19           $     .08           $     .62           $     .04

  AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                         32,042              30,337              31,384              30,043
     Diluted                                       34,558              30,728              32,016              30,823


   See accompanying notes.

                         Hyperion Solutions Corporation

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                                 NINE MONTHS ENDED
                                                                                                     MARCH 31,

                                                                                             2000                1999
                                                                                        ---------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                                                     $   8,882           $  29,560

INVESTING ACTIVITIES
   Purchases of property and equipment                                                      (12,003)            (20,959)
   Short-term investments, net                                                                  731                 449
   Intangible and other assets                                                               (5,025)             (1,458)
                                                                                          -----------------------------
Cash used by investing activities                                                           (16,297)            (21,968)

FINANCING ACTIVITIES
   Principal payments on notes payable                                                       (4,484)               (730)
   Exercise of stock options by employees                                                    30,329              10,367
                                                                                          -----------------------------
Cash provided by financing activities                                                        25,845               9,637

Effect of exchange rate changes                                                              (1,564)               (913)
                                                                                          -----------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                        16,866              16,316
Cash and cash equivalents at beginning of period                                            233,515             221,868
                                                                                          -----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 250,381           $ 238,184
                                                                                          =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NONCASH ACTIVITIES
   Cash paid during the period for:
     Income taxes                                                                         $  14,551           $  22,998
     Interest                                                                                 4,670               4,705


See accompanying notes.

                         Hyperion Solutions Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2000

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three- and nine-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 1999 included in the Hyperion Solutions Corporation (the "Company" or "Hyperion") report on Form 10-K filed on September 28, 1999.

B. EARNINGS PER SHARE

Shares used in computing basic and diluted earnings per share are based on the weighted average shares outstanding in each period. Basic earnings per share excludes the effects of stock options, warrants and convertible securities. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock option, warrant and/or convertible security rights using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                               MARCH 31,                         MARCH 31,
                                                                         2000            1999              2000             1999
                                                                       ------------------------          ------------------------

Numerator--net income                                                  $ 6,613          $ 2,579          $19,711          $ 1,294
                                                                       ========================          ========================

Denominator for basic EPS--weighted-average shares                      32,042           30,337           31,384           30,043
   Effect of dilutive securities:
     Stock option rights                                                 2,516              391              632              780
                                                                       ------------------------          ------------------------
Denominator for diluted EPS--adjusted weighted-
   average shares and assumed conversions                               34,558           30,728           32,016           30,823
                                                                       ========================          ========================

Basic earnings per share                                               $   .21          $   .09          $   .63          $   .04
Diluted earnings per share                                             $   .19          $   .08          $   .62          $   .04

                         Hyperion Solutions Corporation

                                 March 31, 2000

B. EARNINGS PER SHARE (CONTINUED)

Because their effect would be antidilutive, certain stock option rights for .2 million and 1.4 million common shares were excluded from the diluted EPS calculation, respectively, for the three- and nine-month periods ended March 31, 2000. For the three- and nine-month periods ended March 31, 1999, 3.8 million and 3.7 million common shares, respectively, were excluded from the diluted EPS calculation. For the same reason, shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the diluted EPS calculation.

C. COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the periods indicated, comprehensive income of the Company was as follows (in thousands):

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               MARCH 31,                               MARCH 31,
                                                        2000               1999               2000               1999
                                                      ---------------------------           ---------------------------

Net income                                            $  6,613           $  2,579           $ 19,711           $  1,294
Currency translation adjustments                        (1,072)            (1,904)            (1,564)              (913)
                                                      ---------------------------           ---------------------------
Comprehensive income                                  $  5,541           $    675           $ 18,147           $    381
                                                      ===========================           ===========================

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

The Company's Chief Executive Officer evaluates performance based on measures of segment revenues, gross profit and company-wide operating results. Employee headcount and operating costs and expenses are managed by functional areas, rather than by revenue segments. Moreover, the Company does not account for or report to the CEO its assets or capital expenditures by segments. The significant accounting policies of the reportable segments are the same as those summarized in the Company's annual report on Form 10-K filed on September 28, 1999.

                         Hyperion Solutions Corporation

                                 March 31, 2000

E. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)

The accompanying statement of income discloses the financial information of the Company's reportable segments in accordance with Statement 131 for the three- and nine-month periods ended March 31, 2000 and 1999.

                                                                                    Other
                                             U.S.                U.K.           International
                                          Operations          Operations          Operations       Eliminations      Consolidated
 --------------------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
 THREE MONTHS ENDED MARCH 31,
 --------------------------------------------------------------------------------------------------------------------------------
 2000
 Revenues:
   Customers                              $ 110,188           $   7,560           $   8,050                           $ 125,798
   Intercompany                               3,672                                   5,926         $  (9,598)
 --------------------------------------------------------------------------------------------------------------------------------
        Total                               113,860               7,560              13,976            (9,598)          125,798
 ================================================================================================================================
 Operating income (loss)                  $  15,794           $     227           $  (7,543)                          $   8,478
 ================================================================================================================================

 1999
 Revenues:
   Customers                              $  87,806           $   7,244           $   6,596                           $ 101,646
   Intercompany                               3,028                                   7,566         $ (10,594)
 --------------------------------------------------------------------------------------------------------------------------------
        Total                                90,834               7,244              14,162           (10,594)          101,646
 ================================================================================================================================
 Operating income (loss)                  $   9,138           $  (3,210)          $  (3,004)                          $   2,924
 ================================================================================================================================


 NINE MONTHS ENDED MARCH 31,
 --------------------------------------------------------------------------------------------------------------------------------
 2000
 Revenues:
   Customers                              $ 301,580           $  23,057           $  24,204                           $ 348,841
   Intercompany                              10,767                                  19,056         $ (29,823)
 --------------------------------------------------------------------------------------------------------------------------------
        Total                               312,347              23,057              43,260           (29,823)          348,841
 ================================================================================================================================
 Operating income (loss)                     53,048              (1,471)            (25,515)                             26,062
 ================================================================================================================================
 Identifiable assets                      $ 463,256           $  14,949           $  80,854                           $ 559,059
 ================================================================================================================================

 1999
 Revenues:
   Customers                              $ 265,502           $  25,325           $  22,659                           $ 313,486
   Intercompany                               9,645                  75              19,303         $ (29,023)
 --------------------------------------------------------------------------------------------------------------------------------
        Total                               275,147              25,400              41,962           (29,023)          313,486
 ================================================================================================================================
 Operating income (loss)                     21,215               1,122             (16,872)                              5,465
 ================================================================================================================================
 Identifiable assets                      $ 399,199           $  19,519           $  70,994                           $ 489,712
 ================================================================================================================================

                         Hyperion Solutions Corporation

                                 March 31, 2000

E. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)

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

     Revenues from markets outside the United States were as follows (dollars in thousands):

                                                                Three Months Ended                     Nine Months Ended
                                                                     March 31,                             March 31,
                                                              2000               1999               2000               1999
                                                            ---------------------------           ---------------------------

        U.K. operations                                     $  7,560           $  7,244           $ 23,057           $ 25,325
        Other international operations                         8,050              6,596             24,204             22,659
        Export                                                29,627             26,318             76,382             66,071
        ---------------------------------------------------------------------------------------------------------------------
                                                            $ 45,237           $ 40,158           $123,643           $114,055
        =====================================================================================================================
        Percentage of total revenues                            36.0%              39.5%              35.4%              36.4%
        =====================================================================================================================

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES

                                                Third Quarter Ended                                   Nine Months Ended
March 31,                                 2000        CHANGE           1999                  2000          CHANGE         1999
-----------------------------------   ---------------------------------------           ----------------------------------------
                                                                        (dollars in thousands)
Software licenses                     $  62,192        29.5%        $  48,024           $  164,333          7.0%        $153,614
Percentage of total revenues               49.4%                         47.2%                47.1%                         49.0%
-----------------------------------   ---------------------------------------           ----------------------------------------
Maintenance and services              $  63,606        18.6%        $  53,622           $  184,508         15.4%        $159,872
Percentage of total revenues               50.6%                         52.8%                52.9%                         51.0%
-----------------------------------   ---------------------------------------           ----------------------------------------

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


Software license revenues for the three-month period ended March 31, 2000 rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. The growth in software sales was led by demand for the Company's OLAP server and tools. For the nine-month period, software license revenues increased modestly primarily as a result of an increase in the number of licenses sold (unit volume). License revenue growth for the nine-month period was impacted by merger related sales-marketing issues.

The increase in maintenance and services revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

Revenues, including export sales, generated from markets outside the United States for the first three quarters of fiscal 2000 and 1999 were $123.6 million and $114.1 million, or 35.4% and 36.4% of total revenues, respectively. The increase was due primarily to revenue growth in Italy, Japan and Scandinavia, offset to a lesser extent, by decreases in Germany and the United Kingdom.

Revenues derived from channel partners for the three months ended March 31, 2000 and 1999 were 22.4% and 15.9% of total revenues, respectively. For the nine months ended March 31, 2000 and 1999, partner revenues were 17.4% and 14% of total revenues.

COST OF REVENUES

                                                Third Quarter Ended                                   Nine Months Ended
March 31,                                 2000        CHANGE           1999                  2000          CHANGE         1999
-----------------------------------   ---------------------------------------           ----------------------------------------
                                                                       (dollars in thousands)
Software licenses                      $   1,760       27.3%        $   1,383             $   4,761        (19.6)%      $ 5,920
Gross profit percentage                     97.2%                        97.1%                 97.1%                       96.1%
-----------------------------------   ---------------------------------------           ----------------------------------------
Maintenance and services               $  34,772       20.4%        $  28,871             $  96,896         13.8%       $85,113
Gross profit percentage                     45.3%                        46.2%                 47.5%                       46.8%
-----------------------------------   ---------------------------------------           ----------------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The amortization of capitalized software costs begins upon the general release of the software to customers. The increase in the cost of software license revenues for the three-month period ended March 31, 2000 principally reflects an increase in amortization expense of certain intangible assets related to business acquisitions. For the nine-month period, the cost of software license revenues decreased primarily as a result of a decrease in amortization of capitalized software costs.

The increase in the cost of maintenance and service revenues was due primarily to additional staffing expense for increasing installation and ongoing support services.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


OPERATING EXPENSES

                                                Third Quarter Ended                                   Nine Months Ended
March 31,                                 2000        CHANGE           1999                  2000          CHANGE         1999
-----------------------------------   ---------------------------------------           ----------------------------------------
                                                                       (dollars in thousands)
Sales and marketing                    $49,851         18.9%        $41,936               $136,768          13.7%       $120,304
Percentage of total revenues              39.6%                        41.3%                  39.2%                         38.4%
-----------------------------------   ---------------------------------------           ----------------------------------------
Research and development               $17,912          8.0%        $16,579               $ 50,874           8.6%       $ 46,845
Percentage of total revenues              14.2%                        16.3%                  14.6%                         14.9%
-----------------------------------   ---------------------------------------           ----------------------------------------
General and administrative             $10,959         10.1%        $ 9,953               $ 31,719          13.1%       $ 28,039
Percentage of total revenues               8.7%                         9.8%                   9.1%                          8.9%
-----------------------------------   ---------------------------------------           ----------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel.

The increase in research and development expenses reflects additional personnel costs associated with expanded product research and development activities. In the first three quarters of fiscal 2000 and 1999, the Company capitalized $2.1 million and $1.4 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development of enterprise-wide, packaged analytic application solutions for client/server environments and represented 4% and 2.8% of total research and development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than three years.

The increase in general and administrative expenses resulted, for the most part, from an increase in personnel costs incurred to manage and support the growth of the Company's overall operations, offset to a lesser extent by a change in accounting estimates of $2.5 million ($.8 million in the March 2000 quarter), primarily related to product warranties for older product lines and the reduction of tax contingencies in various jurisdictions.

The Company recorded a one-time charge to operations of approximately $2.1 million, $1.3 million after taxes, associated with restructuring its European operations and costs associated with outsourcing its North America-based accounting department. This charge is comprised primarily of severance costs.

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

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


NET INCOME

As a result of the above factors, net income for the three-month period ended March 31, 2000 increased to $6.6 million, or by 156%, from $2.6 million for the corresponding period of 1999. The Company had net income of $19.7 million for the nine-month period ended March 31, 2000, compared to net income of $1.3 million for the same period of the prior year.

To date, the overall impact of inflation on the Company has not been material, although the Company is beginning to see substantial increases in employee compensation.

RISK FACTORS

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the Company's future results may vary significantly based on a number of factors, including, but not limited to, those discussed below under "Market Risks" and "Factors that May Affect Future Results" and those related to: the process of integrating the businesses of Arbor Software and Hyperion Software to realize the synergies anticipated to result therefrom; the impact of competitive products and pricing; the process of effecting the Company's recent acquisitions to realize the synergies anticipated to result therefrom; the Company's ability to develop and release timely and competitive enhancements to its existing products; whether the Company can successfully develop and bring to market new product offerings in high growth sectors of the business analytics market; and whether the Company can hire and retain key employees necessary to execute its business plan. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed elsewhere in this report on Form 10-Q, and in the Company's most recent annual report on Form 10-K. Further, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

MARKET RISKS

At March 31, 2000, the Company's investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $37.6 million. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2000, the decline in the fair value of the portfolio would not be material.

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

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company had a software licensing backlog of approximately $15 million at June 30, 1999, which sales were completed in the September 1999 quarter upon shipment of product to customers. The amount decreased sequentially in the September 1999, December 1999 and March 2000 quarters, and at March 31, 2000, the Company had a software licensing backlog of approximately $2 million. The Company's backlog fluctuates from period to period; however, the Company anticipates that the level of backlog will continue to decrease in the June 2000 quarter. Nonetheless, quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's ability or inability to retain qualified personnel, its overall hiring plans, the scheduling of sales and marketing programs, new product development by the Company, its channel partners or its competitors and currency exchange rate movements. A significant portion of the Company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The Company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. However, due to the increase in the software revenue growth rate in the current quarter, total revenues and net income were $125.8 million and $6.6 million, respectively, for the third quarter of fiscal 2000, and $115.8 million and $7.1 million, respectively, for the second quarter of fiscal 2000. The Company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the Company has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. For fiscal years 1997, 1998 and 1999, and for the nine months ended March 31, 2000, the Company generated positive cash flow from operations of $49.7 million, $87.6 million, $43.2 million and $8.9 million, respectively.

Cash used by investing activities amounted to $16.3 million for the first three quarters of fiscal 2000, including $12 million primarily for purchases of computer equipment and software, and $5 million for intangible and other assets, comprised primarily of $2.1 million for product development costs, $1.2 million for security deposits and $1 million for a loan to an executive officer.

Financing activities in the first three quarters of fiscal 2000, including stock options exercised by employees and payments of indebtedness, generated cash of $25.8 million. In connection with the stock options exercised by certain of its employees (for a total of 1.5 million common shares), the Company recognized
(as a credit to additional paid-in capital) an income tax benefit of $7.9 million for the nine months ended March 31, 2000. The Company also made principal payments of $4.5 million related to the loan agreement with the Connecticut Development Authority (the "CDA") governing the $9.5 million mortgage loan issued to the Company by the CDA to purchase an office and research facility in Stamford, Connecticut.

As of March 31, 2000, the Company had cash, cash equivalents and short-term investments of $288 million, working capital of $292.2 million, and $102.6 million of long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, U.S. federal, state and political subdivision obligations with varying terms of three months or less. The Company anticipates capital expenditures of approximately $25 million for its 2000 fiscal year. The Company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

                         Hyperion Solutions Corporation

                           Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion's U.S. Patent No. 5,359,724 (the "'724 patent") with the United States Patent and Trademark Office (the "PTO") arguing that the '724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed a request for a second reexamination of the '724 patent with the PTO based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the '724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the Patent Office.

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three-month period ended March 31, 2000.

                         Hyperion Solutions Corporation

            Form 10-Q for the three-month period ended March 31, 2000



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Hyperion Solutions Corporation


                         /s/ Michael L. Sternad                        5/12/2000
                         -------------------------------------------------------
                         Michael L. Sternad                                 Date
                         Chief Financial Officer